Form 10KSB
period 2004-09-30
Xenonics Holdings, Inc.
filed 2004-12-21
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 0-50775

XENONICS HOLDINGS, INC.

(Name of small business issuer in its charter)

Nevada	84-1433854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2236 Rutherford Road, Suite 123
Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (760) 438-4004

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for its most recent fiscal year: $11,927,000.

Aggregate market value of voting stock held by non-affiliates of the Issuer as of November 30, 2004 was approximately $72,883,444.

There were 14,166,878 shares of the Company’s common stock outstanding on November 30, 2004.

Transitional Small Business Disclosure Format: Yes  ☐ No  ☒

Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the issuer’s fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

i

Introductory Comment

     Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Xenonics Holdings, Inc., a Nevada corporation formerly known as Digital Home Theater Systems, Inc., and, unless the context indicates otherwise, also includes our subsidiary, Xenonics, Inc., a Delaware corporation.

Forward-Looking Statements

     This annual report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Factors that May Affect Future Results and Market Price of Our Stock”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     We design, manufacture and market high-end, high-intensity portable illumination products. Our core product line consists of lightweight, long-range, ultra-high intensity illumination products used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets. We hold several patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. We are largely dependent upon government orders for our revenues. Existing customers include all branches of the United States Armed Forces, including such elite forces as the U.S. Navy SEALs, USMC FAST and the U.S. Army Rangers. Other customers include the U.S. Border Patrol, the U.S. Secret Service, the U.S. Coast Guard, and the California Highway Patrol.

     We market our illumination products under the NightHunter brand name. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and stabilized systems for airborne, vehicular and shipboard use. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification and navigation. The systems allow the user to illuminate an area, an object or a target with visible or non-visible light, and to improve visibility through many types of obscurants such as smoke, haze and most types of fog.

     We conduct all of our operations through our subsidiary, Xenonics, Inc. In July 2003, under our former name of Digital Home Theater Systems, Inc., we acquired 100% of the outstanding capital stock of Xenonics, Inc. for 8,750,000 shares of common stock. Upon the closing of this transaction, Digital Home Theater Systems, Inc. changed its name to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with issuance of stock for cash. For accounting purposes, Xenonics, Inc. is treated as the acquirer and, as such, its historical financial statements will continue and are included in this Form 10-KSB. On December 14, 2004, a former holder of a warrant to purchase shares of Xenonics, Inc. exercised his warrant to purchase 135,000 shares of Xenonics, Inc. As a result, we currently own approximately 98.5% of the issued and outstanding capital stock of Xenonics, Inc.

     Fiscal 2004 marks our first year in which revenue levels have been able to sustain profits. Our goal is to continue to increase our revenues and profits, but we understand that in order to accomplish these goals we will have to improve our current products, introduce new products and expand our customer base. In addition to improving current products through improved technology and processes, we are attempting to lower costs wherever possible to improve our operating margin. We are in the process of determining the new products, opportunities and distribution channels that will best help us to reach our goal of an expanded customer base.

     Our strategy is to further increase our sales to the military by demonstrating the various benefits and uses of our products. We plan to attempt to capitalize on our success with our military sales process by duplicating that process with the United States Department of Homeland Security. Our current challenge is to supplement government sales with commercial sales of both our current products and new products.

History

     Our operating subsidiary, Xenonics, Inc., was incorporated in 1996. During its first five years, Xenonics, Inc. completed the development of the NightHunter product, conducted extensive field trials, filed patent claims on advances to its core technologies, and implemented the processes, policies and procedures necessary for commercial operations. Although occasional sales of NightHunter products were made in connection with the field-testing process, the transition from development stage to commercial production did not occur until the fourth quarter of 2000. However, because Xenonics, Inc. was primarily engaged in product development, it experienced operating losses through fiscal 2003. Fiscal 2004 was the company’s first year of profitable operations.

     Until we acquired Xenonics, Inc. in a reorganization in July 2003, our company was known as Digital Home Theater Systems, Inc. This company was incorporated in 1997 to engage in the business of designing and selling digital home theater systems. Digital Home Theater Systems was unsuccessful in its operations, and discontinued its operations in 1999. From 1999 until its reorganization with Xenonics, Inc., Digital Home Theater Systems did not engage in any business and did not undertake any activity other than to complete a private placement of 1,459,652 shares of its common stock in July 2003 at a price of $0.875 per share, for an aggregate amount of $1,277,196. Immediately prior to the reorganization in July 2003, we had no liabilities and our only asset was the net proceeds from our sale of the 1,459,652 shares of common stock.

     Digital Home Theater Systems acquired Xenonics, Inc. in a share-for-share exchange that was structured as a tax-free reorganization. After the reorganization, Digital Home Theater Systems changed its name to Xenonics Holdings, Inc. In the reorganization, we issued 8,750,000 shares to the former stockholders of Xenonics, Inc. in exchange for all of the issued and outstanding shares of Xenonics, Inc. As a result of the share exchange, the former stockholders of Xenonics, Inc. became the majority stockholders of Digital Home Theater Systems, and Xenonics, Inc. became a wholly-owned subsidiary. The number of shares that Digital Home Theater Systems issued to the former stockholders of Xenonics, Inc. was determined in arms-length negotiations based on the assets and business prospects of Xenonics, Inc. at the time of the reorganization, and the assets that Digital Home Theater Systems had at the time of the reorganization (the proceeds of the $1,277,196 private placement). After the completion of the reorganization and the private placement, a total of 12,709,652 shares of common stock were outstanding, consisting of the 2,500,000 shares of Digital Home Theater Systems that were owned by the historical stockholders of Digital Home Theater Systems, 1,459,652 shares of common stock that were sold at $0.875 in the private placement, and the 8,750,000 shares that were issued to the historical stockholders of Xenonics, Inc. On December 14, 2004, a former holder of a warrant to purchase shares of Xenonics, Inc. exercised his warrant to purchase 135,000 shares of Xenonics, Inc. As a result, we currently own approximately 98.5% of the issued and outstanding capital stock of Xenonics, Inc.

     The principal reason that Digital Home Theater Systems elected to effect the reorganization was to acquire an operating business. For its part, Xenonics, Inc. wanted to effect the reorganization in order to obtain access to the Digital Home Theater Systems cash and to obtain the benefits of the listing of our shares of common stock on the Pink Sheets LLC, a centralized electronic quotation service on which unrestricted shares can be sold publicly. Xenonics, Inc. believed that having shares listed on the Pink Sheets would increase its future ability to raise additional capital.

Our Products

     The NightHunter series of products currently consists of three versatile compact illumination systems — NightHunter, NightHunterII and NightHunterext. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-detectable infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. We have also developed an ultraviolet filter which enables our product to fluoresce materials from great distances for applications including forensics and special lighting effects. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter and NightHunterII both have an internal rechargeable battery and built-in charger. In addition, the NightHunter and NightHunterext can be operated from external power sources. Depending on the functionality and accessories of the product, the prices for our products range from $2,000 to $3,200 per unit.

     Our currently available products and their respective features are listed below.

     NightHunter The NightHunter system is a lightweight (9.7 lbs.) illumination system that can be readily adapted to a variety of uses and platforms, from handheld to fixed mounted use on vehicles, boats, and helicopters. The NightHunter can be powered from its internal rechargeable battery or from any 12-32 VDC power source.

     NightHunterII The NightHunterII is a self-contained, durable, waterproof and lightweight (4.4 lbs) unit. The unit has an extended battery life (1.5 hrs on a single charge), can recharge in 1.5 hours, and is durable and waterproof. To date, we have received most of our orders for this system. The NightHunterII is manufactured for us by PerkinElmer Electronics, Inc.

     NightHunterext The NightHunterext is a durable and lightweight (5.5 lbs) illumination system that is designed for fixed mounted applications, for use on stationary platforms or vehicles, boats, or helicopters. The NightHunterext has the same range as the NightHunter, but with an increased field-of-view. The NightHunterext can be equipped with an optional pistol grip and utilized as a powerful spotlight.

The Markets

     The actual and potential markets for our products consist of the following.

     Military Forces, of the United States and Foreign Allies

     Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2004, we have sold approximately $14.1 million of NightHunter brand illumination systems into this market for testing or deployment. Our customers include the U.S. Army 75th Ranger Regiment, U.S. Army 82nd and 101st Airborne Divisions, the 10th Mountain division, the U.S. Air Force Kuwait Physical Security unit, the U.S. Navy SEALs, and individual U.S. Marine Corps units. Recently, we have received several significant orders for our products from units currently deployed in Iraq and Afghanistan and from units preparing for deployment.

     In the Defense Appropriations Bill for 2003 and 2004, the U.S. Congress included a total of $6.4 million to be used for purchases of the NightHunter and NightHunterII designated for the XVIII Airborne Corps. Also, individual Army, Marine Corps, Air Force and Navy units have ordered NightHunters directly us. We have also received orders from the discretionary budget dollars funds of several U.S. military units, and we have sold small quantities to foreign military units from Canada, the United Kingdom and Australia. The Defense Appropriations Bill for 2005 was $3.0 million for the Marine Corps to purchase the NightHunter products.

     According to the International Institute for Strategic Studies and the U.S. Department of Defense, there are nearly 5 million active troops, almost 10 million reserve troops, 660 warships, and 858 amphibious, major mine, and support ships, 30,839 heavy tanks, and 64,679 armored infantry vehicles in the armed forces of the United States and its allies. Given the large number of applications for NightHunter products, we believe that this represents a substantial market opportunity.

     U.S. Department of Homeland Security

     The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. Our products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security, and as of September 30, 2004 we have sold more than $1.4 million of NightHunter products to these organizations. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for our products.

     While we do not currently have a specific line item in the 2005 Homeland Security budget, we believe that a higher spending in this area may have a potentially positive impact on our revenue. We already have experience in government sales. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.

     U.S. Law Enforcement, Corrections and Fire, Search & Rescue

     We are in the early stage of pursuing additional opportunities for sales of NightHunter illumination systems to U.S. law enforcement, corrections and fire, search & rescue organizations. Thus far sales to this market group have been limited. However, law enforcement, corrections, and fire, search & rescue represent potentially significant market opportunities. More than 780,000 law enforcement personnel are estimated to be employed in the United States. In addition, according to a report purchased by us, there currently are over 11,000 federal, state, local and private prisons and over 51,000 fire, search & rescue departments in the United States.

     U.S. Private Security Firms, Maritime and Hunting & Outdoors

     To date, our marketing focus has been on military and government agencies and not on the private security, maritime or the hunting and outdoor recreation markets in the United States. However, given the wide range of applications in which NightHunter products currently are being used, we believe that these segments may represent large potential market opportunities. A report of the Security Industry Association for 1999-2000 estimated that there were over 1.7 million privately employed security guards or personnel in the United States. According to a report obtained by the company, over $50 billion is spent annually in the U.S. for equipment used by the more than 100,000 U.S. maritime vessels and the 116 million hunting and outdoor enthusiasts in the United States.

Sales & Marketing

     We generate most of our revenue from the direct sale of our products to customers. To date, most of our sales have been to the United States military. The strategy for generating revenue in this market segment is two-fold. We communicate to those in the field the existence and application of our products. Once the application and need are substantiated, we help determine how the specific military unit might find funding for the purchase of the products. The successful deployment of our products to some branches of the US Army has led to purchase orders from other Army units that are currently deployed in Afghanistan, Kosovo, Bosnia and Iraq. We believe that testimonials from military units currently employing our NightHunter products in active military situations may assist us in penetrating other units of the military that also could benefit from the use of our products.

     As this “bottom-up” marketing process is unfolding, we also communicate the existence and application of the products from the “top-down” to the appropriate offices of the various military branches located in Washington, DC and to the offices of those members of Congress involved in appropriating funds for specific needs in the defense budget. Our contacts with these offices in Washington DC are initiated either by our officers and directors or on our behalf by lobbyists. It is also possible for a military unit to spend discretionary funds to purchase our products. We have generated military sales from both line item budgets and discretionary spending from specific units.

     We also generate sales from the United States Border Patrol, which recently became realigned under the Department of Homeland Security. In the past, our products were sold directly to specific border patrol locations. We expect that with the new Homeland Security organizational structure, the marketing effort will be similar to that used with the military.

     Small orders are also sold to numerous other customers including international customers, law enforcement and resellers.

     We currently have three persons engaged on a full-time basis in sales and marketing. In addition, our senior executives actively assist in our marketing efforts by initiating and maintaining customer relationships and interacting with external consultants who assist the company with its marketing activities.

     In the future, we may consider partnering with others to generate additional sales though distributorships and/or licenses and may utilize such models to expand our sales capabilities in certain domestic market segments as well as internationally. We may offer exclusive marketing and/or manufacturing licenses to partners in key markets, such as China, Japan, the Middle East, South America and Europe. We are currently attempting to recruit representatives to market our products in the United States and Europe.

Manufacturing

     We conduct manufacturing and final assembly operations on the NightHunter and NightHunterext at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. With our current work force and facilities, we are able to produce approximately 150 NightHunters per month. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.

     We currently purchase both commodity off-the-shelf components and custom-designed fabricated parts and sub-assemblies for use in our products from a number of qualified local, national and international suppliers. We believe that there are readily available alternative suppliers that can consistently meet our needs for these components. Although we currently obtain these components from single source suppliers, we believe we could obtain components from alternative suppliers without incurring significant production delays. We acquire all of our components on a purchase order basis and do not have long-term contracts with suppliers. We believe that our relations with our suppliers are good.

     In January 2003, we entered into a three-year agreement with PerkinElmer Electronics, Inc. for the manufacturing of our NightHunterII product. PerkinElmer, a publicly traded company (NYSE: PKI), is a leader in the life sciences, fluid sciences and optoelectronics industries. Under the terms of this agreement, PerkinElmer will manufacture all NightHunterII products exclusively for Xenonics, on a fixed price basis. In return, we have agreed not to purchase any NightHunterII products from any other manufacturer or to manufacture any NightHunterII products ourselves. In addition, PerkinElmer agreed not to produce, market, or sell NightHunterII products to any entity except Xenonics. PerkinElmer further agreed that all intellectual property relating to the NightHunterII products is solely owned by Xenonics.

     PerkinElmer is responsible for the purchasing, shipping and receiving, production, inventory management and quality assurance of the NightHunterII. PerkinElmer provides the working capital required for inventory and manages the labor pool required to meet our delivery requirements without any cash investment by Xenonics. PerkinElmer has demonstrated the ability to increase production to meet growing demand. Despite this sole source relationship, Xenonics retains all documentation and know-how to build the NightHunterII and owns all tooling required to produce NightHunterII products and related components, and we believe we could transition to a second source if required without significant disruption.

Competition

     Other companies that offer high intensity, portable lighting products include Reva International and Peak Beam Systems, Inc. We believe that neither of these companies currently offers a product with the features or range of applications of our NightHunter series. To our knowledge, only one company, Peak Beam Systems, supplies a short-arc xenon-based product. Peak Beam’s product also has the capability of utilizing infrared and ultraviolet filters, and provides a long-range light beam. However, unlike our products, we believe that Peak Beam’s products project a “black hole” and hence an obstructed field-of-view.

     In addition to these suppliers of hand-held high intensity lighting products, we believe that other companies that use first generation xenon technology, such as Spectrolab (helicopter searchlights), Phoebus (entertainment spotlights), and Strong (entertainment spotlights) could enter our market in the future. Our strategy is to become the recognized market and technology leader before competitors can deliver a comparable product to the market. In addition, we have begun developing a second-generation product which we believe will enhance our competitive position. It is our intention to complete and release this new product in 2005. However, there can be no assurance that we will be able to develop and produce this second generation product on time, or ever.

Regulation

     We applied to the United States Department of Commerce, Bureau of Export Administration for an export license. In response to our inquiry, the department assigned an EAR classification of 99. We can now export our product without a license to all countries that are not on the restricted list IAW part 746 of the EAR.

Intellectual Property

     We have nine design and utility patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light. We continue to make advancements, and have recently filed for an additional patent covering certain technologies that complement our NightHunter product technologies. In addition to the foregoing patents, we also rely on certain know-how and trade secrets related to the design and manufacture of our products. We believe that the patents (both granted and pending) and our know-how and trade secretes provide protection to certain of our core technologies, and allow us to develop future products that can be scaled up or down (or to develop alternative packages for the existing products). We are not aware of any infringement of our patents or that we are infringing any patents owned by third parties. However, in a lawsuit that we initiated in a California court against one of our former directors and consultants, the former director and consultant has filed a cross complaint against us and our subsidiary, Xenonics, Inc. asking the court to (i) rescind the assignment of the NightHunter II patent application that he assigned to us in November 2003, and (ii) declare that he is the sole owner of the NightHunter II patent application.

     We also are the licensee of an issued patent, which will be transferred to us based on an agreement with Lightrays, Inc. (Lightrays). The licensed patent is not used in any of our current products. In December 2004, we entered into a term sheet with the licensor, pursuant to which we agreed to issue 97,000 shares of our common stock and other consideration to Lightrays as payment in full for all obligations we may owe Lightrays, including the $400,000 cash payment, and Lightrays agreed to assign and transfer the Lightrays patent and related intellectual property to us. The transaction contemplated by the foregoing term sheet has been incorporated into a definitive agreement and is expected to be completed in the next 60 days.

     Our “NightHunter” and “Xenonics” trademarks have been registered with the United States Patent and Trademark Office.

Research and Development

     We maintain an engineering, research and development program for the development and introduction of new products and accessories and for the development of enhancements and improvements to our existing products. In addition, we collaborate closely with certain of our largest customers in the design and improvement of our products to suite their respective needs. As such, we consider our research and development program to be an important element of our business, operations and future success.

     Our research and development efforts currently are focused on (i) improving our current product line, (ii) designing and developing product line extensions that employ our proprietary illumination and electronics platforms, and (iii) designing and developing new products complementary to our existing products. We maintain an active research and development program at our facilities in Carlsbad, California, and as needed we retain outside consultants who can provide any necessary additional engineering or technological expertise. In addition, our relationship with PerkinElmer provides us with the resources and know-how of a multi-billion dollar manufacturing company. Under terms of our exclusive agreement, any intellectual property relating to new products or improvements to our existing products that result from our relationship will belong to us. We also regularly work with our outside vendors and manufacturers to improve product performance and manufacturability, and to reduce manufacturing costs.

     During the fiscal year ended September 30, 2004 and the nine-month transition period ended September 30, 2003, we spent $248,000 and $237,000, respectively, on engineering, research and development.

Employees

     As of September 30, 2004, we employed 13 persons. There are three members in our executive management team, five persons employed in operations, one person in engineering and four persons involved in sales and administrative support. We are not a party to any collective bargaining agreements.

Seasonality

     During our limited operating history, we have experienced stronger sales in the second and third fiscal quarters (January through June) compared to sales during the first and fourth quarters (July through December). We believe that this seasonal pattern of sales primarily reflects the customary timing of purchases by our military customers. We expect that the seasonal pattern of revenue generation may change if our plans to enter additional, non-governmental market segments are successful.

ITEM 2. DESCRIPTION OF PROPERTY

     Our principal operations and executive offices are located at 2236 Rutherford Road, Suite 123, Carlsbad, California 92008 and our telephone number is (760) 438-4004. The facility consists of approximately 9,200 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2008.

ITEM 3. LEGAL PROCEEDINGS

     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against Gregory Jigamian, a former officer, director and consultant and Viking Engineering Industries, Inc., a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250,000 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that i) the 250,000 shares be declared void or the defendants be ordered to pay us $1,250,000, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, including the financial statements.

     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asks the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us form further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The defendant alleges that we purportedly have not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we have not recognized the defendant as the inventor of the xenon illumination and television camera system. This matter is in the discovery stage and at the present time we cannot reasonably assess the ultimate outcome.

     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

     Our common stock is currently traded under the symbol “XNNC” on the OTC Bulletin Board. Prior to October 26, 2004, our common stock was quoted, and sporadically traded, in the Pink Sheets, a quotation service operated by Pink Sheets LLC that collects and publishes market maker quotes for over-the-counter securities. We acquired Xenonics, Inc. on July 24, 2003. To our knowledge, there was no trading in our common stock until shortly before the acquisition of Xenonics, Inc. on July 24, 2003, and any such prior trading was not based on our company’s current operations. Accordingly, the following table only sets forth the high and low bid information for our common stock on both the OTC Bulletin Board and Pink Sheets for each quarter since July 23, 2003. These represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions.

Year ended September 30, 2004	High	Low
First Quarter	7.00	1.70
Second Quarter	7.30	4.10
Third Quarter	8.75	4.75
Fourth Quarter	6.50	3.00

Year ended September 30, 2003	High	Low
Fourth Quarter (as of 7/23/03) (1)	2.50	1.75

(1) Reflects initial trading activity commencing on July 24, 2003 through the end of the calendar quarter ended September 30, 2003.

     As of September 30, 2004, there were 14,166,878 common shares outstanding and approximately 168 shareholders of record, not including holders who hold their stock in “street name”.

Dividends

     The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Repurchase of Securities

     We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2004.

Recent Sales of Unregistered Securities

     On July 1, 2004, we issued a five-year warrant for the purchase of 25,000 shares of our common stock to Neil G. Berkman Associates. The warrants, having an exercise price equal to the bid price as of the close of trading on July 1, 2004 ($5.05 per share), were issued as partial consideration for the engagement of Neil G. Berkman as our investor relations firm. The shares were issued without any public solicitation or the payment of any commissions pursuant to an exemption available under Section 4(2) without the use of an underwriter.

     In July 2004, a warrant holder exercised warrants for 5,000 shares of common stock at a price of $0.60.

Equity Compensation Plan Information

     The following table summarizes as of September 30, 2004, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of Securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
	exercise of	outstanding	future issuance under
	outstanding options	options,	equity compensation plans
	and rights	and rights	(excluding column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,245,000	$0.96	—
Equity compensation plans not approved by security holders	—	—	—

Total	1,245,000	$0.96	—

     The equity compensation plan approved by the security holders is the 2003 Stock Option Plan of Xenonics Holdings, Inc. The Company has not adopted without the approval of security holders any equity compensation plan under which securities of the issuer are authorized for issuance.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

     The following Management’s Discussion and Analysis or Plan of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Factors Affecting Our Business and Prospects” below.

Overview

     Xenonics, Inc. was founded in 1996 to design, manufacture and market technologically-advanced, high-intensity portable illumination products. We currently hold several patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. Existing customers include all branches of the United States military, including such elite forces as the U.S. Navy SEALs, USMC FAST and the U.S. Army Rangers. Other customers include the U.S. Border Patrol, the U.S. Secret Service, the U.S. Coast Guard, and the California Highway Patrol.

     We market our illumination products under the NightHunter brand name. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and stabilized systems for airborne, vehicle and shipboard use. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification and navigation. The system allows the user to illuminate an area, an object or a target with visible or non-visible light, and to improve visibility through many types of obscurants such as smoke, haze and most types of fog.

     In July 2003, Digital Home Theater Systems, Inc. acquired 100% of the outstanding capital stock of Xenonics, Inc. for 8,750,000 shares of common stock. Upon the closing of this transaction, Digital Home Theater Systems, Inc. changed its name to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with issuance of stock for cash. For accounting purposes, Xenonics, Inc. is treated as the acquirer and, as such, its historical financial statements will continue and are included in our financial statements. As of the end of our last fiscal year, we owned 100% of the outstanding capital stock of Xenonics, Inc. In December 2004, a former holder of a warrant to purchase shares of Xenonics, Inc. exercised his warrant to purchase 135,000 shares of Xenonics, Inc. As a result, we currently own approximately 98.5% of the issued and outstanding capital stock of Xenonics, Inc.

     In 2003, we changed our fiscal year from a fiscal year ending December 31 to a fiscal year ending September 30. Accordingly, our financial statements at September 30, 2003 include the results of our operations and cash flows for the nine-months then ended, while our financial statements at September 30, 2004 include our operations and cash flows for the twelve month year then ended.

     Our consolidated financial statements have been prepared on a continuing operations basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We are largely dependent upon government orders for our revenues.

How We Generate Revenue

     We generate our revenue from the sale of our products to customers. To date, most of our sales have been to the United States military. The strategy for generating revenue in this market segment is two-fold. We communicate to those in the field the existence and application of our products. Once the application and need are substantiated, we help determine how the specific military unit might find funding for the purchase of the products. As this marketing process is unfolding at one level, we also communicate the existence and application of the products to the appropriate offices of the various military branches located in Washington, DC and to the offices of those members of Congress involved in appropriating funds for specific needs in the defense budget. Our contacts with the foregoing offices in Washington DC are initiated either by our officers and directors or on our behalf by lobbyists. It is also possible for a military unit to spend discretionary funds to purchase our products. We have generated military sales from both line item budgets and discretionary spending from specific units.

     We also generate sales from the United States Border Patrol, which recently became realigned under the Department of Homeland Security. In the past, our products were sold directly to specific border patrol locations. We expect that with the new organizational structure, the marketing effort will be similar to that used with the military.

     Small orders are also sold to numerous other customers including international customers, law enforcement and resellers.

Trends in Our Business

     The current fiscal year marks our first year in which revenue levels have been sufficient to generate net income. In order to maintain and improve on our current revenue levels, we are currently focusing on improving our current products, introducing new products and expanding our customer base. In addition to improving current products through improved technology and processes, we continually look to lower costs wherever possible to improve our operating margin. We are in the process of determining the new products, opportunities and distribution channels that will best help us to reach our goal of an expanded customer base.

     We believe that there is an opportunity to further increase our sales to the military by demonstrating the various benefits and uses of our products. We plan to attempt to capitalize on our success with our military sales process by duplicating that process with the United States Department of Homeland Security. Our current challenge is to supplement government sales with commercial sales of both our current products and new products. Risks include new competitors entering the market, decreases in government budgets (particularly the defense budget) and our inability to penetrate other markets.

Critical Accounting Policies and Estimates

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary and reviewed by the audit committee.

     Accounts Receivable - We recognize revenue upon shipment in accordance with Staff Accounting Bulletin (SAB) No. 101. Our history indicates that we will collect all of our accounts receivable, 54% of which on September 30, 2004 were due from the U.S. government. Accordingly, we have not established any reserve for doubtful accounts. Since we bear certain risks of loss due to this high concentration, as well as the impact of the political, budget and regulatory environment, failure to collect all accounts receivable will affect our balance sheet and results of operations.

     Tax Valuation Allowance - A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our U.S. net deferred tax assets because our history of losses. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize a portion of or their full value.

     Inventory Valuation – We regularly assess the valuation of inventories and reserves for those inventories that are obsolete. As of September 30, 2004 and 2003, our inventory reserve totaled $10,000 and $50,000, respectively. A physical inventory is completed on a monthly basis, and adjustments are made quarterly based on such inspections. If it is determined that our estimates of the valuation of inventories is incorrect, we may need to establish additional reserves, which would negatively affect any future earnings.

Results of Operations

Twelve-months ended September 30, 2004 compared to the unaudited, pro-forma twelve-months ended September 30, 2003

     During 2003, we changed our fiscal year from the period ending December 31 to the period ending September 30. Since the prior fiscal year ending on September 30, 2003 contained only nine months compared to the current 12-month period ended September 30, 2004, the following discussion of our results of operations compares the year ended September 30, 2004 to the unaudited twelve-months ended September 30, 2003. The following table reflects the operating results of these comparable twelve-month periods.

September 30,	2004	2003
$ in thousands		Unaudited

Revenue	$11,927	$2,162
Cost of Goods Sold	6,916	1,673

Gross Profit	5,011	489

Selling, General and Administrative	3,113	1,854

Engineering, Research and Development	248	262
Income (Loss) from Operations	1,650	(1,627)
Other Expenses	16	588

Income (Loss) Before Taxes	1,634	(2,215)
Income Taxes	158	1

Net Income (Loss)	$1,476	$(2,216)

     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the year ended September 30, 2004 increased by $9,765,000 over the revenues for the pro-forma twelve-months ended September 30, 2003. The increase in revenue was the result of the increased size and number of purchase orders received by us during the prior year which continued throughout the current year. In March of 2003, we received an order of $2,980,000 from the United States military. However, since we only recognize revenues when we ship the ordered products, a significant portion of the revenue generated through this contract was recognized after October 1, 2003 in the current fiscal year. Revenues recognized under this contract amounted to $1,802,000 and $1,115,000 for the year ended September 30, 2004 and the pro-forma twelve-months ended September 30, 2003, respectively. Other U.S. Army orders received since March 2003 contributed an additional $7,272,000 of revenue during the current period. In the current year, orders filled from government contractors and the U.S. Border Patrol totaled $2,034,000 and $534,000, respectively, compared to $381,000 and $460,000, respectively, during the pro-forma twelve-months ended September 30, 2003. The balance of this period’s sales (approximately $285,000) was generated from international customers and other U.S. military branches (other than the U.S. Army) and other governmental entities. In the pro-forma twelve-months ended September 30, 2003, sales from other U.S. military branches (other than the U.S. Army) and other governmental entities constituted $206,000 of that period’s revenues. During the year ended September 30, 2004, sales to the U.S. military represented 94% of our revenues, sales to the U.S. Border Patrol represented 4% of our revenues, and international sales and other miscellaneous U.S. sales each constituted 1% of our revenues. For the pro-forma twelve-months ended September 30, 2003, sales to the U.S. military and U.S. Border patrol represented 73% and 21% of our revenues, respectively, while international sales and other miscellaneous U.S. sales represented 4% and 2%, respectively. Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ended September 30, 2005.

     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue increased to 42% for the year ended September 30, 2004 compared to 23% for the pro-forma twelve-months ended September 30, 2003. This improvement is due to efficiencies and lower cost as manufacturing volume increased and our ability to cover fixed costs improved. Our headcount did not materially change from the prior year’s pro-forma twelve-month period to the current year ended September 30, 2004. As a result, as revenue increased, our gross profit percentage was positively impacted. Additionally, as volumes increased in the current period, we were able to work with our vendors to improve pricing and lower the cost of goods sold.

     We review costs and processes on an ongoing basis in an effort both to maintain quality and to reduce costs when possible. With an emphasis on both increased volume requirements and quality issues, the addition or replacement of vendors may be required.

     Selling, General and Administrative: Selling, general and administrative expenses increased by $1,259,000 to $3,113,000, or 26% of revenue, in the year ended September 30, 2004 compared to $1,854,000, or 86% of revenue, for the pro-forma twelve-months ended September 30, 2003. The increase in expenses reflected additional expenses related to corporate governance matters, our conversion to a public company that is required to file documents with the Securities and Exchange Commission, and the additional costs resulting from our significant increase in sales. These incremental expenses consisted primarily of increases in legal expenses of $490,000, sales commissions, marketing and travel expenses of $212,000, accounting fees of $166,000 and salaries and wages. Salaries and wages increases were primarily due to rate increases, bonus expense and costs of the addition of new employees.

     Although we are leanly staffed, we recently increased staff in the following departments: accounting, marketing, customer service and engineering. These employment costs will increase our future selling, general and administrative expenses. In addition, if our business continues to grow, we will have to increase our staffing in other areas. As a result, we are currently evaluating potential headcount increases and determining specific personnel needs, all of which are expected to result in additional increased selling, general and administrative expenses in the current year ending September 30, 2005.

     Engineering, Research & Development: Engineering, research and development expenses decreased by $14,000 during the year ended September 30, 2004 compared to the pro-forma twelve-months ended September 30, 2003. However, as a result of the significant increase in revenues during the current fiscal period, as a percentage of revenues, our investment in engineering, research and development decreased significantly for the year ended September 30, 2004 compared to the pro-forma twelve-months ended September 30, 2003. Engineering, research and development spending levels are, however, expected to increase in the future as we have increased our efforts to develop new products and make improvements to our existing products.

     We will continue to try to improve our current product line and are attempting to create a second generation of products. The improvements to our products are based on customer feedback. In addition, we recognize the need to develop additional products in an effort to expand our customer base and product selection to our current customers. In order to meet these goals, we expect to increase our research and development budget for fiscal 2005.

     Other Expense: The major component of other expense in both the September 30, 2004 and 2003 twelve-month periods consisted primarily of interest expense. Interest expense, net of interest received, decreased to $16,000 for the year ended September 30, 2004 compared to net interest expense of $588,000 for the pro-forma twelve-months ended September 30, 2003. Interest expense related to notes payable and short-term borrowings. Interest expense decreased due to reductions in our outstanding debt. A significant number of the notes were convertible into our common stock and were, in fact, converted into equity in connection with the acquisition of Xenonics, Inc. in July of 2003. During the year ended September 30, 2004, all remaining notes payable and short-term borrowings were either repaid in cash or converted in accordance with their terms to equity. In addition, our interest expenses were partially offset during the year ended September 30, 2004 by $15,000 of interest we earned on significantly larger cash balances during the 2004 period.

     Provision for Income Taxes: The $158,000 provision for income taxes consists primarily of California state franchise tax payable as the result of our taxable income of $1,634,000 for the year ended September 30, 2004 compared to the pretax loss of $2,215,000 we incurred for the pro-forma twelve-months ended September 30, 2003. Our net operating losses currently are limiting our federal income tax obligations. However, in 2002, the State of California enacted legislation that suspended the deduction of net operating loss carryovers for the 2002 and 2003 tax years. In connection with the suspension, the carryover period for losses sustained in tax years beginning in or prior to 2002 was extended. Accordingly, we were unable to utilize our net operating loss carryovers to reduce California taxes. We will, however, be able to utilize our net operating loss carryovers to reduce California taxes in the current fiscal year ending September 30, 2005.

Nine months ended September 30, 2003 compared to the unaudited, pro-forma nine months ended September 30, 2002.

     During 2003, we changed our fiscal year from the period ending December 31 to the period ending September 30. Since the first fiscal year ending on September 30, 2003 contains only nine months compared to the 12-month period of the last audited fiscal yearend (the year ending December 31, 2002), the following discussion of our results of operations compares the nine-month period ending September 30, 2003 to the comparable unaudited nine-month period ending September 30, 2002. The following table reflects the operating results of these comparable nine-month periods.

September 30,	2003	2002
$ in thousands		Unaudited

Revenue	$1,580	$642
Cost of Goods Sold	1,241	610

Gross Profit	339	32

Engineering, Research and Development	237	101
Selling, General and Administrative	1,551	707

Loss from Operations	(1,449)	(776)

Other Expenses	(514)	(189)

Net Loss	$(1,963)	$(965)

     Revenues: All of our revenues are generated from the sale of our NightHunter products. Revenues increased by $938,000 in the period ending September 30, 2003 over the same period in the prior year as a result of a $2,980,000 order for our NightHunter products that we received from the United States military in March 2003. This order represented a 71% of revenue that we recognized during the September 30, 2003 fiscal period. Since all of the products ordered in March 2003 were not shipped by September 30, 2003, the remaining balance of the order was recognized as revenue in the fiscal year ending September 30, 2004 as the remaining products were shipped. During the 2003 nine-month period, 92% of the revenues were from sales to the U.S. military, 4% of our revenues came from international sales, 2% of our revenues were from sales to the U.S. Border Patrol, and the remaining 2% represented various other U.S. sales. In comparison, 65% of sales came from sales to the U.S. Military, 25% of the revenues were from sales to the U.S. Border Patrol, 6% came from international sales, and 4% from other U.S. sales from the same period in the prior year.

     Cost of Goods and Gross Profit: Gross profit as a percentage of revenue increased to 22% in the period ending September 30, 2003 compared to 5% in the prior period. This increase was due to efficiencies and lower costs that resulted from increased quantity of products ordered and our increased ability to cover fixed costs. In addition, in January 2003, we entered into a manufacturing agreement with PerkinElmer to manufacture one of our three products for us. PerkinElmer, a global manufacturer of optoelectronic products, is able to manufacture our products for us at prices and in quantities that are favorable to us. These benefits were first realized in the 2003. The increase in the number of units manufactured in the September 30, 2003 period and the PerkinElmer manufacturing agreement positively impacted the gross profit percentage. Additionally, as unit order volumes increase, we were able to obtain more favorable pricing from our vendors and thereby lower the cost of goods sold. We expect our gross margins as a percentage of revenues to increase as revenues increase.

     Engineering, Research & Development: While the amount of funds expended for engineering, research and development almost doubled in the period ending September 30, 2003 from the prior period ending September 30, 2002, as a percentage of revenues such expense remained unchanged between 15% and 16% of revenue in both periods. Our engineering, research and development efforts are aimed at new products, product improvement and cost reduction.

     Selling, General and Administrative: Selling, general and administrative expenses increased to $1,551,000 in the period ending September 30, 2003 from $707,000 for the period ending September 30, 2002 primarily as a result of one time charges that made up approximately $646,000 of the 2003 expense. These charges consisted of a compensation expense of $271,000 related to issuance of common stock to employees as a bonus, and charges of $375,000 related to reissuance and repricing of outstanding stock options. Other factors that caused the increase in selling, general and administrative expenses in the nine-month period ended September 2003 included $74,000 for sales commission, $63,000 for increased personnel, $47,000 additional legal and accounting fees, and $14,000 of increased insurance costs.

     Other Expense: The major component of other expense in the periods ending September 30, 2003 and September 30, 2002 related primarily to interest expense. Interest expense increased to $515,000 in the period ending September 30, 2003 from $188,000 in the prior period ending September 30, 2002. The interest expense increase in 2003 of $354,000 consisted of both interest paid on outstanding indebtedness and a non-cash charge for $320,000 related to reissuance of warrants in July 2003 in connection with the reorganization of Xenonics, Inc. Because warrants were re-issued at a lower exercise price, we recorded a non-cash charge based on the fair market value of the warrants. Interest expense related to notes payable and short-term borrowings decreased as we reduced our outstanding debt by either repaying such debt or converting it into common stock. A total of $2,450,000 of outstanding indebtedness was converted into equity in connection with the acquisition of Xenonics, Inc. in July of 2003. Interest expense related to the converted notes was $46,000 and $155,000 in 2003 and 2002, respectively.

     While our revenues increased in the period ending September 30, 2003 over the same period in the prior year, increases in engineering, research and development and one-time general and administrative expenses caused our net loss to increase from $965,000 in the 2002 period to $1,963,000 in the 2003 period.

     Liquidity and Capital Resources

     As of September 30, 2004, we had working capital of $3,014,000 and a current ratio of 2.9-to-1.

     Until the current fiscal year, we had invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created a significant accumulated deficit ($7,481,000 as of September 30, 2004 and $8,957,000 as of September 30, 2003). Prior to the year ended September 30, 2004, we relied on the sale of equity and the issuance of short-term promissory notes to fund our working capital needs.

     During the year ended September 30, 2004, however, our operations significantly improved, as did our liquidity and our capital structure. On September 30, 2004, cash at the end of the period increased by $3,143,000 from the amount of cash on hand at September 30, 2003, and our total current assets (substantially all of which is either cash or accounts receivable) increased by $3,796,000. The increase in our liquidity is the result of the improvement in our operations and our financing activities (both in raising capital and in converting outstanding indebtedness).

     We did not have any material commitments for capital expenditures as of September 30, 2004 and currently do not anticipate any such material expenditures during the current fiscal year ending September 30, 2005.

     Our net income of $1,476,000 for the year ended September 30, 2004 contributed cash to the company. During the year ended September 30, 2004, we generated $1,670,000 of cash from operations, which differs from our net income primarily as a result of the timing of the recognition of sales and the collection of accounts receivables, as well as changes in other significant assets, such as inventory, and liabilities. In the year ended September 30, 2004 our accounts receivable decreased by $274,000 to $253,000, which generated additional cash. Virtually all of our accounts receivable are from sales to the U.S. military and are expected to be paid in the normal 30-day payment period we have historically experienced from such sales. With increased sales, inventory levels increased by $738,000 and accounts payable, most of which is payable to PerkinElmer for products manufactured for us, increased by $548,000.

     Financing activities for the year included a private placement of 600,000 shares of common stock at $2.50 per share (from which we received $1,500,000), the private sale of 200,000 shares of common stock and warrants to purchase an additional 50,000 shares (from which sale we received $850,000), and the repayment in cash of $716,000 of short-term borrowings and notes payable. Additionally, another note payable for $250,000, plus accrued interest of $17,000, was converted into 533,726 shares of common stock in accordance with the terms of that note at $0.50 per share. Our noncash transactions included the issuance of 20,000 shares of our common stock, valued at $2.50 per share, to Bryant Park Capital, Inc. as compensation for services.

     Accounts payable for the period ending September 30, 2003 increased by $111,000 due to increased sales volumes.

     Financing activities for the nine month period ending September 30, 2003, included proceeds of $575,000 through notes payable. All the notes were created by Xenonics prior to the reorganization in July 2003. The Company used $484,000 for repayment of these notes. All but $50,000 was repaid after or concurrent with the reorganization described below.

     The following is a summary of our contractual cash obligations at September 30, 2004 for the following fiscal years:

Contractual						2009
Obligations	Total	2005	2006	2007	2008	and thereafter
Long-Term Office Lease	$431,000	$100,000	$104,000	$108,000	$110,000	$9,000

     We do not believe that inflation has had a material impact on our business or operations.

     We are not a party to any off-balance sheet arrangements and do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

     Based on the amount of working capital that we had on hand on September 30, 2004 and the amount of unfilled orders we have pending, we believe that we have sufficient financial resources to fund our operations for the next 12 months. While management believes that our current cash and cash flows from operations will be sufficient to operate our company for the next twelve months, we may from time to time decide to access the capital markets and issue our securities in order to raise additional capital; such issuances may have a dilutive effect on current stockholders. There are, however, many conditions that could impact our proposed business plan and could adversely impact our ability to market, sell or produce our products. We cannot give any assurance that we will be able to continue profitable operations and obtain the cash required for us to continue to successfully develop, market or sell our products.

Factors that May Affect Future Results and Market Price of Our Stock

     An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this annual report and in the documents incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results and the trading price or value of our securities could be materially adversely affected.

FACTORS ASSOCIATED WITH OUR COMPANY

We have a limited operating history, which makes it difficult for investors to evaluate our future prospects.

     While we have been developing high illumination products since 1997, we have only been engaged in selling our products for the past three years and have only generated material sales since March 2003. As a result, we have a very limited operating history for investors to consider in evaluating an investment in our common stock.

Fluctuations in our quarterly and annual operating results make it difficult to assure future profitability.

     Prior to the fiscal year ended September 30, 2004, we experienced losses in each year since our formation. Our net losses totaled $832,000 in 1999, $1,043,000 in 2000, $1,593,000 in 2001, $1,196,000 in 2002 and $1,963,000 for the period ended September 30, 2003, a nine-month transition period due to a change in fiscal year end from December 31 to September 30. However, for the most recent fiscal year, the period ended September 30, 2004, we generated net income of $1,476,000 on sales of $11,927,000, compared to a pro forma loss $2,216,000 on revenues of $2,162,000 for the twelve-month period ending September 30, 2003. The significant improvement in both revenues and net income are the result of several large orders that we have received since March 2003. Since our revenues currently still are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will continue to generate sales at these increased levels or that any additional sales that may be generated will result in the ongoing profitability or viability of this company.

The loss of any one of our major customers would have an adverse effect on our revenue

     We are dependent on a few large customers. For the fiscal year ended September 30, 2004, sales to the U.S. Army represented 76% of our total sales. Accordingly, the loss of either the U.S. Army as a customer could have a material adverse impact on the results of our operations and on our financial condition. Other than currently outstanding purchase orders, we do not have any long-term purchase commitments from the U.S. Army or any other customer. No assurance can be given that our existing customers will continue to purchase our products or that we will receive similar orders from other customers.

     Most of our NightHunter illumination products that we have recently sold and shipped have been shipped to U.S. Army forces operating in, or related to, the currently on-going military operations in Afghanistan and Iraq. These shipments have contributed to the recent significant increase in our sales. While we believe that we would have received orders from the U.S. Army even without the recent military activity in Afghanistan and Iraq, the events in Afghanistan and Iraq have affected the amount of our recent sales and the timing of the delivery of the products ordered by the military. The withdrawal of U.S. forces from these regions, or any other reduction in the military’s need for our illumination products, may in the future reduce the demand for our products by such military forces.

The loss of our existing contracts with U.S. government agencies would adversely affect our revenue.

     To date, substantially all of our sales have been derived from sales to military and security organizations, such as the U.S. military, the U.S. Border Patrol, and various other governmental law enforcement agencies. While we believe that we will continue to be successful in marketing our products to these entities, there are certain considerations and limitations inherent in sales to governmental or municipal entities such as budgetary constraints, timing of procurement, political considerations, and listing requirements that are beyond our control and could affect our future sales. There is no assurance that we will be able to achieve our targeted sales objectives to these governmental and municipal entities or that we will continue to generate any material sales to these entities in the future.

Because we compete against many larger, more established competitors, potential customers may prefer our competitors’ technology and products.

     The ultra-high intensity lighting industry, in which we operate, is characterized by mature products and established industry participants. We compete with other providers of specialized lights in the United States and abroad, which have created or are developing technologies and products similar to the products we are selling to many of the same purchasers in our targeted markets. Although we believe that our competitors do not offer products as advanced as ours, competition from these companies is intense. Because we are currently a small company with a limited marketing budget, our ability to compete effectively will depend on the benefits of our technology and on our patents. There can be no assurance that potential customers will select our technology over that of a competitor, or that a competitor will not market a competing technology with operating characteristics similar to those owned by us.

     Many of the companies that currently compete in the portable, high intensity illumination products market, or that may in the future compete with us in that market, have substantially greater capital resources, research and development staffs, facilities, field trial experience, and experience in the marketing and distribution of products than we do. Our products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, technological advances by current or potential competitors, or other approaches. If such a development were to occur, we might be required to reduce our prices in order to remain competitive and these lower prices could affect our profitability. We will be competing on the basis of a number of factors in areas in which we have limited experience, including marketing to the military and governmental agencies, and customer service and support. There can be no assurance that we will be able to compete successfully against current or future competitors.

Because we have limited marketing and sales experience in the illumination products marketplace, we may be unable to compete successfully against other companies that have a history and track record in the high-intensity lighting marketplace.

     We have a small marketing and sales division and relatively limited experience in marketing, sales and distribution of illumination products. We currently only have two persons engaged on a full-time basis in marketing and sales. Although our other officers have experience in the operations and management of various businesses and have experience in the high intensity lighting field, they have limited experience in the management of a company engaged in the high volume sale of high-intensity lighting. In addition, while we have had success in marketing to certain branches of the U.S. military and to certain other U.S. governmental agencies; we have not been successful in generally marketing our products to a wider market. There can be no assurance that our limited marketing and sales capabilities will be enable us to compete successfully against competitors that have a history and track record in the high-intensity lighting marketplace. If we do not establish or maintain an effective marketing and sales organization, our business will be adversely affected.

The interests of our current stockholders will be diluted if we seek additional equity financing in the future, and any debt financing that we seek in the future will expose us to the risk of default and insolvency.

     While we currently have sufficient funds to continue our current operations, we intend to seek additional equity or debt financing in the future. Any equity financing may involve substantial dilution of the interests of the current stockholders. Any debt financing would subject us to the risks associated with leverage, including the possible risk of default and insolvency.

We are subject to government regulation which may require us to obtain additional licenses and could limit our ability to sell our products outside the United States.

     The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations. Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. The need to obtain licenses could limit or impede our ability to ship to certain foreign markets. Although we currently hold the requisite export licenses required under current requirements, future laws and regulations cannot be anticipated that could impact our ability to generate revenues from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations.

We may experience production delays if suppliers fail to deliver materials to us, which could reduce our revenue.

     The manufacturing process for our products consists primarily of the assembly of purchased components. Although we can obtain materials and purchase components from different suppliers, we rely on certain suppliers for our components. If a supplier should cease to deliver such components, this could result in added cost and manufacturing delays and have an adverse effect on our business.

Our operations involve evolving products and technological change, which could make our products obsolete.

     Ultra-high intensity portable illumination products are continuously evolving and subject to technological change. Our ability to maintain a competitive advantage and build our business requires us to consistently invest in research and development. Many of the companies that currently compete in the portable illumination market, or that may in the future compete with us in our market, may have greater capital resources, research and development staffs, facilities and field trial experience than we do. Our products could be rendered obsolete by the introduction and market acceptance of competing products, technological advances by current or potential competitors, or other approaches.

RISKS RELATED TO OUR PRODUCTS

We may not have adequate protection of our intellectual property, which could result in a reduction in our revenue if our competitors are able to use our intellectual property or if we lose our rights to the NighthunterII patent application.

     We own the rights to four patents (or allowed patent applications) and four patent pending applications relating to the design and configuration of our xenon illumination technology. There can be no assurance however that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. Most of our patents and patent applications are design patents, which protect the design and appearance of our products and not any technological or mechanical component of the products. Design patents typically provide less protection than utility patents that protect the technology of a product. Also, no assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. Under current law, the right to a patent in the United Sates is attributable to the first to invent, not the first to file a patent application. While be we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.

     We regard portions of the designs and technologies incorporated into our products as proprietary and we attempt to protect them with a combination of patent, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to otherwise obtain and use to our detriment information that we regard as proprietary. There can be no assurance that the agreements we have entered into with employees or third parties to maintain the confidentiality of our confidential or proprietary information will effectively prevent disclosure of our confidential information or provide meaningful protection for our proprietary information or that our confidential or proprietary information will not be independently used by our competitors.

     In addition, in a lawsuit we brought against a former director and consultant, the defendant has asked the court to rescind the assignment of the NightHunter II patent application that he assigned to us in November 2003 and to declare that he is the sole owner of that NightHunter II patent application. The defendant’s cross-complaint does not address or affect our four patents (or allowed patent applications) or our other three pending patent applications relating to the design and configuration of our xenon illumination technology. We believe the defendant’s claims are without merit. See, “Item 3 – Legal Proceedings.” However, if the defendant prevails in his claims, we will have to re-engineer our NighthunterII product to avoid any conflict with that patent application, and until we re-engineer our NighthunterII product, we will have to stop producing and selling our NighthunterII product. In such event, a cessation of sales of the NighthunterII product would materially and adversely affect our revenues, profits, business and financial condition.

Because we currently only have a single line of products, any delay in our ability to market, sell or ship these existing products would adversely affect our revenue.

     To date, all of our revenues have been generated from the sales of our three NightHunter illumination system products (the NightHunter, NightHunterII and NightHunterEXT) and related accessories. Other than the three NightHunter models, we currently do not have any other products that we market. While we are currently developing other illumination products, we will be dependent upon our NightHunter line of products until such time, if ever, that we develop or acquire other products. The profitability and viability of our company is dependent upon our continued ability to sell, manufacture and ship our three illumination models, particularly the NightHunterII illumination system, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems and related accessories will have a material adverse affect on our business and financial condition.

     Further, our future growth and profitability will depend on our ability to both successfully commercialize NightHunter and to develop and commercially release other products. While our goal is to develop and commercialize a line of ultra-high intensity illumination systems, our research and development programs with respect to other potential products are at an early stage, and it is uncertain whether we will be able to develop any other commercially viable products. If we are unable to develop and release other products, the future of this company will depend on the commercial success of our existing three NightHunter products.

Because we depend on a single manufacturer to make our NightHunterII products, any failure by the manufacturer to honor its obligations to us will impair our ability to deliver our products to customers.

     In January 2003, we entered into a three-year manufacturing agreement with PerkinElmer, a global provider of products and services to, among others, the optoelectronics industries, for the manufacture of NightHunterII products. Under this agreement, PerkinElmer is the sole and exclusive manufacturer of the NightHunterII products, and we are not permitted to engage any other manufacturer. In addition PerkinElmer is responsible for testing, packaging, maintaining product inventories, and shipping the NightHunterII products directly to our customers. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our principal product, the NightHunterII. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable or unwilling to fully live up to its obligations under our manufacturing agreement, we would lose the ability to manufacture and deliver our principal product until PerkinElmer recommences manufacturing, or until we obtain an alternate manufacturer. While we believe that we could replace PerkinElmer in such an event, any such event would adversely affect our operations and financial results during the period in which we transitioned to another manufacturer.

RISKS RELATED TO OUR COMMON STOCK

Because a liquid public trading market for our common stock may not develop, stockholders may have difficulty selling their securities.

     There has been no long-term established public trading market for our common stock, and there can be no assurance that a regular and established market will be developed and maintained for our securities. There can also be no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares. Our common stock currently is traded only on the OTC Bulletin Board. Companies that have their shares listed on the OTC Bulletin Board normally are not followed by many market analysts, if any, and many institutional investors are prohibited from, or do not invest in such companies. As a result, trading on the OTC Bulletin Board is characterized by a lack of liquidity, sporadic trading, larger spreads between bid and ask quotations, and other conditions that may affect an investor’s ability to re-sell our shares.

Substantial share overhang could adversely affect on our stock price.

     As of November 30, 2004, we had outstanding 14,166,878 shares of common stock, of which approximately 3,109,000 shares are currently freely tradable shares or registered for resale under a prior prospectus, dated September 24, 2004. The remaining 11,058,000 shares were “restricted Securities” (as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended) and have not been available for public sale on the OTC Bulletin Board. After December 24, 2004 approximately 10,263,000 of the restricted shares will become eligible for public resale under Rule 144, and the balance will be eligible for resale over the next few months. No prediction can be made if or when such shares will be offered for sale over the public market, or what the effect that the sales of shares of common stock, or the availability of such shares for sale, will have on the market prices prevailing from time to time. Because there are so few freely tradable shares, the sudden release of trading shares onto the market, or the perception that such shares will come onto the market, could have an adverse affect on the trading price of the stock.

Our stock is thinly traded, so you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

     Our common shares are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, we can give you no assurance that you will be able to sell your shares at or near ask prices or at all if you need money or otherwise desire to liquidate your shares.

There has been, and may continue to be significant volatility in our stock price.

     Since the closing of the acquisition of Xenonics, Inc., the closing price of our shares of common stock on the Pink Sheets electronic trading system and on the OTC Bulletin Board has fluctuated from $2.00 per share to $12.25 per share. The future market price of our common stock may be affected by many factors and may continue to be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to our activities, future financial condition and management.

The exercise of outstanding stock purchase options and warrants would dilute the ownership interests of our stockholders.

     There are currently outstanding common share purchase options and warrants entitling the holders to purchase 4,012,465 shares, including a number granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.25 per share to $8.00 per share. It is likely that a number of the holders of these options and warrants will exercise and sell common stock when the stock price exceeds their exercise price and lead to the dilution of ownership of the common stockholders.

ITEM 7. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

XENONICS HOLDINGS, INC.

Reports of Independent Certified Public Accountants	F-2
Consolidated Financial Statements:
Balance Sheet as of September 30, 2004	F-4
Statement of Operations for the twelve month year ended September 30, 2004 and nine month transition period ended September 30, 2003	F-5
Statement of Shareholders’ Equity (Deficit) for the twelve month year ended September 30, 2004 and nine month transition period ended September 30, 2003	F-6
Statement of Cash Flows for the twelve month year ended September 30, 2004 and nine month transition period ended September 30, 2003	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Xenonics Holdings, Inc.
Carlsbad, California

We have audited the consolidated balance sheet of Xenonics Holdings, Inc. and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiaries as of September 30, 2004 and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Eisner LLP

New York, New York
November 19, 2004

With respect to the sixth paragraph of Note 7
December 3, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
shareholders of Xenonics Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows of Xenonics Holdings, Inc. for the nine-month period ended September 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Xenonics Holdings, Inc. for the nine-month period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Windes & McClaughry Accountancy Corporation

Long Beach, California
January 14, 2004, except for Note 2 – Earnings Per
Common Share and Restated Earnings Per Share Amounts
to which the date is December 17, 2004

CONSOLIDATED BALANCE SHEET

September 30,
2004
$ in thousands, except share amounts
Assets
Current assets:
Cash	$3,269
Accounts receivable, net of allowance for doubtful accounts of $0	253
Inventories, net	922
Other current assets	189

Total Current Assets	4,633

Equipment, furniture and fixtures at cost, less accumulated depreciation of $59	35
Other non-current assets	24

Total Assets	$4,692

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,126
Accrued royalty	400
Accrued payroll and related taxes	93

Total Current Liabilities	1,619

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 20,000,000 shares authorized, 14,166,878 shares issued and outstanding	14
Additional paid-in capital	10,540
Accumulated deficit	(7,481)

Total Shareholders’ Equity	3,073

Total Liabilities and Shareholders’ Equity	$4,692

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Nine-months
	Ended	Ended
	September 30,	September 30,
	2004	2003
	Audited	Audited
$ in thousands, except share amounts
Revenues	$11,927	$1,580

Cost of goods sold	6,916	1,241

Gross profit	5,011	339

Selling, general and administrative	3,113	1,551
Engineering, research and development	248	237

Income (loss) from operations	1,650	(1,449)
Other income/(expense), net:
Interest income	15	2
Interest expense	(31)	(515)

Income (loss) before provision for income taxes	1,634	(1,962)
Provision for income taxes	158	1

Net income (loss)	$1,476	$(1,963)

Net income (loss) per share:
Basic (2003 restated)	.11	(.29)

Diluted (2003 restated)	.09	(.29)
Weighted average shares outstanding
Basic (2003 restated)	13,508	6,799

Diluted (2003 restated)	16,932	6,799

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Dollars/shares in thousands
Balance at January 1, 2003	139	1	4,772	48	3,067	(6,994)	(3,878)

Conversion of debt of $2,028 and related accrued interest of $422 to common stock	–	–	3,267	33	2,417	–	2,450
Payment of interest expense of $12 with common stock	–	–	16	–	12	–	12
Issuance of common stock to employees, directors and consultants	–	–	362	4	267	–	271
Exchange of preferred stock for common stock	(139)	(1)	333	3	(2)	–	–
Common stock of DHTS for 100% of the Company	–	–	2,500	(76)	76	–	–
Issuance of common stock in private placement, net of offering costs of $123	–	–	1,460	1	1,153	–	1,154
Issuance of common stock to bridge note holders	–	–	82	–	72	–	72
Non-cash charge for re-issuance of stock options	–	–	–	–	375	–	375
Non-cash charge for re-issuance of stock warrants	–	–	–	–	320	–	320
Net loss	–	–	–	–	–	(1,963)	(1,963)
Balance at September 30, 2003	–	–	12,792	13	7,757	(8,957)	(1,187)

Options exercised	–	–	10	–	3	–	3
Issuance of common stock in private placement	–	–	600	1	1,499	–	1,500
Warrants exercised	–	–	12	–	8	–	8
Issuance of common stock in private placement, net of offering costs of $136	–	–	200	–	714	–	714
Conversion of debt of $250 and related accrued interest of $17 to common stock	–	–	533	–	267	–	267
Issuance of common stock for services	–	–	20	–	50		50
Compensation charge for stock options issued to employees and directors	–	–	–	–	185	–	185
Issuance of warrants for services	–	–	–	–	57	–	57
Net income	–	–	–	–	–	1,476	1,476

Balance at September 30, 2004	–	–	14,167	$14	$10,540	$(7,481)	$3,073

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year	Nine-months
	Ended	Ended
	September 30,	September 30,
	2004	2003
$ in thousands
Cash flows from operating activities:
Net income (loss)	$1,476	$(1,963)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	6	4
Compensation to employees and directors paid with stock options	185	718
Issuance of warrants for services	57	320
Interest expense converted to common stock	17	12
Issuance of common stock for services	50	–
Changes in operating assets and liabilities:
Accounts receivable	274	(373)
Inventories, net	(738)	(67)
Other assets	(156)	(6)
Accounts payable	548	111
Accrued payroll and related taxes	43	25
Accrued interest	(92)	45

Net cash provided by (used for) operating activities	1,670	(1,174)

Cah flows from investing activities:
Purchases of equipment, furniture and fixtures	(36)	–

Net cash used for investing activities	(36)	–

Cash flows from financing activities:
Repayment of short-term borrowings	(400)	(40)
Repayments on notes payable	(316)	(484)
Proceeds from issuance of notes payable	–	575
Net proceeds from issuance of common stock net of expenses	2,214	1,154
Proceeds in connection with the exercise of options and warrants	11	–

Net cash provided by financing activities	1,509	1,205

Increase in cash	3,143	31
Cash, beginning of period	126	95
Cash, end of period	$3,269	$126

Supplemental cash flow information:
Cash paid during the year for income taxes	$237	$1
Cash paid during the year for interest	$69	$47

Noncash transactions:
Conversion of long-term debt to common stock	$250	$2,028
Conversion of accrued interest to common stock	$17	$422
Exchange of preferred stock for common stock	–	$3
Issuance of common stock of DHTS for 100% of the Company	–	$76

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except for share amounts)

1.	OPERATIONS AND OTHER ORGANIZATIONAL MATTERS

     Xenonics, Inc. (Xenonics) was organized under the laws of the state of Delaware in November 1996. Xenonics was formed to develop and commercialize compact, ultra-high intensity illumination products, based on patented technology. Xenonics markets its products directly to end users on a contract and purchase order basis in a variety of markets for military, law enforcement, security, and search and rescue applications.

     In July 2003, Xenonics completed a reorganization with Digital Home Theater Systems, Inc. (DHTS), a Nevada corporation that had previously operated as a multimedia service provider. DHTS had discontinued operations in 1999. In connection with the transaction, DHTS acquired 100% of Xenonics for 8,750,000 shares of common stock. Immediately preceding the transaction, DHTS issued 1,459,652 shares of its stock at $0.875 per share for total gross proceeds of $1,277. Legal and commission costs incurred in the private placement totaled $123. Upon the closing of the reorganization, DHTS changed its name to Xenonics Holdings, Inc. (Holdings), together with Xenonics, collectively, the “Company”. The transaction was accounted for as a recapitalization of Xenonics with an issuance of common stock for cash. Although Holdings was the legal acquirer in the transaction, Xenonics was the accounting acquirer and, as such, its historical financial statements will continue. No goodwill was recorded as a result of the transaction.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiary Xenonics. All significant inter-company items have been eliminated upon consolidation. Xenonics Holdings, Inc. currently is the 100% shareholder of Xenonics, Inc. Xenonics has 135,000 warrants outstanding to one individual that did not convert into Holdings warrants.

     Reporting Periods - The Company’s financial statements at September 30, 2004 include its operations and cash flows for the year then ended. The Company’s financial statements at September 30, 2003 include the results of its operations and cash flows for the nine-months then ended.

     Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts - There currently is not an estimate for the allowance for doubtful accounts based upon historical write off experience and any known specific issues or disputes which exist as of the balance sheet date. Management does not have any reason to believe that any outstanding receivable balances at September 30, 2004 will not be paid.

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Expenditures for repairs and maintenance are charged to operations as incurred.

     Long-Lived Assets - The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

     Fair Value Of Financial Instruments - The Company’s principal financial instruments represented by cash, trade receivables, accrued expenses and notes payable, approximate their fair value due to the short-term nature of these items.

     Inventories - Inventories are composed of raw materials, work-in process and finished goods, which are stated at the lower of cost (using the first-in first-out method) or market.

     Revenue Recognition - The Company recognizes revenue net of discounts upon shipment and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.

     Advertising Costs – Advertising costs are expensed as incurred. For the year ended September 30, 2004 and for the period from January 1, 2003 to September 30, 2003, advertising expense was approximately $101 and $32, respectively.

     Industry Segment And Geographical Data - The Company operates in one industry segment, which includes security lighting systems. Substantially all revenue is from the US government.

Industry segment and geographical data:

		Nine-month
	Year ended	period ended
	September 30,	September 30,
	2004	2003
US Military	94%	92%
US Border Patrol	4%	2%
International	1%	4%
Other	1%	2%

	100%	100%

     Cost of Goods Sold - Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs invoiced to the Company related to outside production of product through a three-year exclusive manufacturing agreement.

     Income Taxes - Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established when necessary to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

     Earnings Per Common Share and Restated Earnings Per Share Amounts - Basic earnings per share is computed by dividing the income available to common shareholders by the average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options using the treasury stock method.

     The basic and diluted loss per share amounts for the year ended September 30, 2003 have been restated as a result of the use of the incorrect number of shares at the beginning of the period. The impact of the correction is as follows:

Weighted average shares outstanding - as originally reported	12,792
Weighted average shares outstanding - as corrected	6,799
Loss per basic share - as originally reported	.15
Loss per basic share - as corrected	.29

     The weighted average shares outstanding used in the calculations of earnings per share were as follows (in thousands):

		Nine-month
	For the year	period ended
	ended	September 30,
	2004	2003
Shares outstanding, beginning (2003 restated)	12,792	4,772
Weighted average shares issued (2003 restated)	716	2,027

Weighted average shares outstanding -	13,508	6,799
Basic (2003 restated)
Effect of dilutive securities (stock options and warrants) (2003 restated)	3,424	—

Weighted average shares outstanding – diluted (2003 restated)	16,932	6,799

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows (in thousands):

2004
Stock options and warrants	135

     At September 30, 2004, options to purchase 60,000 shares of the Company’s common stock, at prices ranging from $5.75 to $6.00 per share, were not included in the computation of diluted EPS because their effect was anti-dilutive. The options expire on various future dates through May 2014.

     Additionally, at September 30, 2004, warrants to purchase 75,000 shares, of the Company’s common stock, at prices ranging from $5.05 to $8.00 per share, were not included in the computation of diluted EPS because their effect was anti-dilutive. The warrants expire on various future dates through June 2009.

     Research and Development - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing improvements in current products.

     Stock Options - The Company uses the fair value based method of accounting for share-based compensation provided to our employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. We value stock options issued based upon an option-pricing model and recognize this fair value as an expense over the period in which the options vest.

     Major Concentrations – For the year ended September 30, 2004, the US Army contributed 76% of revenue. This consisted of orders from eight different units, although two units contributed 44% and 16%, respectively. For the nine-month period ended September 30, 2003, the US Army contributed 71%, primarily through one unit, and one other customer individually represented 13% of the Company’s total revenue.

     As of September 30, 2004, two customers represented 93% of the Company’s total accounts receivable with 39% and 54%, respectively. As of September 30, 2003, one customer represented 95% of the Company’s total accounts receivable.

     For the year ended September 30, 2004, one vendor represented 84% of cost of goods sold and 65% of accounts payable as of September 30, 2004. (See Note 12, Commitments and Contingencies). For the nine-month period ended September 30, 2003, the Company had one vendor which represented 70% of cost of goods sold (See Note 12, Commitments and Contingencies).

     Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no material effect from adoption of this pronouncement.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. This statement requires that a liability for a cost associated with and exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. At September 30, 2003, the Company had no guarantees outstanding. The Company has adopted FIN 45, which had no material effect on the consolidated financial statements.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure: An amendment of FASB Statement 123. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The disclosure provisions of SFAS 148 are applicable for fiscal periods ending after December 15, 2002. The Company has adopted SFAS 148, which had no material effect on the consolidated financial statements.

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Company has not entered into any transactions or other arrangements which they believe would be considered variable interest entities and accordingly expects that the adoption of this Interpretation will have no impact on the Company’s consolidated results of operations or financial position.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS No. 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS No. 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS No.150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was adopted by the Company on October 1, 2003. Management does not believe that the adoption of the Statement will have a material affect on the Company’s consolidated financial position, results of operations or cash flows.

     In November of 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges. In addition SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

3.	FIXED ASSETS

Fixed assets consist of the following:

		Year Ended
	Estimated	September 30,
	Useful Lives	2004
Computer equipment	5	$58
Computer software	5	19
Leasehold improvement	7	17

		94
Less: accumulated depreciation and amortization		59

		$35

4.	INVENTORIES

Inventories were comprised of (in thousands):

September 30,
2004
Raw materials	$78
Work in process	87
Finished goods	767
Reserve for obsolescence	(10)

$922

5.	SHORT-TERM BORROWINGS

     As of September 30, 2003 the Company had a loan payable in the amount of $400 scheduled to bear interest at 6.25% through October 2003. The loan was renewed in October 2003 and bears interest at 5.5% through its maturity in October 2004. The loan was repaid in March of 2004 and the related lien on the Company’s assets was released.

6.	NOTES PAYABLE

     In March 2004, a convertible note totaling $250 and accrued interest of $17 was converted into 533,726 shares of common stock, in accordance with the terms of the note agreement. The origination date of the note was February 14, 2003. At that time, prior to the reorganization, Xenonics was a private company and was not traded on the pink sheets. The conversion price of $0.50 per share was indicative of the deemed fair value of Xenonics’ common stock at that time. The note holder is a beneficial shareholder.

     During the year ended September 30, 2004, an unsecured demand note payable totaling $184 was paid.

     In July 2003, notes payable and accrued interest totaling $2,028 and $422, respectively, were converted to Xenonics’ common stock in conjunction with the reorganization. (See Note 1, Operations and Other Organizational Matters).

     In July 2003, the Company received $75 in the form of an unsecured promissory note with interest at 7% as a bridge loan related to the Company’s reorganization. The Company issued 10,000 shares of common stock in conjunction with the note. The note, plus accrued interest, was paid in July 2003 upon the closing of the reorganization.

     In March and April 2003, the Company received bridge loans totaling $250 related to the Company’s reorganization with interest at 7%. The notes were secured by 1,000,000 shares of the Company’s common stock. In addition, the note holders also received a total of 72,000 shares of stock in Holdings, which represented 14,400 shares of stock for every $50 of loans made. These bridge loans, plus accrued interest, were paid in cash in July 2003 upon the closing of the reorganization.

7.	ACCRUED ROYALTIES

     In March 1997, the Company entered into a license agreement with Lightrays, Ltd. (Lightrays) pursuant to which the Company received an exclusive license to a patent and to certain related intellectual property. In consideration for the license, the Company issued 100,000 shares of common stock to Lightrays and agreed to pay Lightrays up to $3,967, which would be paid based on future gross profits and sales. At the time of the original agreement, management believed that the Lightrays technology would be the base technology of the Company’s product for the future.

     Subsequent to the agreement, the Company initiated a lawsuit against Herbert Parker who had been working as a consultant for the Company. The lawsuit against Mr. Parker was for fraud, breach of contract, conversion and misappropriation of trade secrets. Lightrays was named in the suit because at the time Mr. Parker was the general partner.

     In April 1998, the Company and Lightrays amended the license agreement whereby the Company agreed to pay Lightrays $400 and issued an additional 150,000 shares of common stock. At this point in time, management still believed that the Lightrays technology would be the base technology of the Company’s product for the future. In connection with the amendment, the Company dismissed Lightrays from the lawsuit. The $400 liability is to be paid at the rate of 50% of the Company’s after-tax income until the aggregate amount of such payments equals $400. The full amount of the liability was accrued at December 31, 2001 and classified as current with the expectation that the Company would reach the required profit levels in the following year and payment would be required. Based on the expectation of profitability in each subsequent year, the accrued amount has remained classified as a current liability.

     In 1998, the Company received, and currently still owns, a 10% interest in Lightrays. Management believes that the Company’s interest in Lightrays has no value and, as such, no asset has been recorded.

     Robert Buie, the current general partner of Lightrays, became a member of the Board as stipulated in the amended agreement in April 1998. He is also a shareholder.

     On December 3, 2004, Lightrays and the Company came to an agreement where the $400,000 liability will be satisfied through the issuance of 97,000 shares of the Company’s common stock, Xenonics’ 10% ownership in Lightrays was returned and the patent was assigned to Xenonics Holdings, Inc. The Company has not used, and is not currently using, the patented technology licensed from Lightrays.

8.	SHAREHOLDERS’ EQUITY

     The Company has two classes of stock as described below. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.

     Preferred Stock -

     During 2000, Xenonics sold 138,889 shares of Series A preferred stock to an investor for $250 in cash. In connection with the reorganization (Note 1, Operations and Other Organizational Matters), the Series A preferred stock was converted into Xenonics’ common stock and then exchanged for common stock of Holdings.

     Common Stock -

     In March of 2004, the Company completed an offering of its common stock at $2.50 per share. The Company issued a total of 600,000 shares of common stock which yielded proceeds of $1,500.

     In March of 2004, the Company entered into a consulting agreement, as amended, with Bryant Park Capital, Inc. (BPC). In connection with this agreement the Company issued 20,000 shares of common stock valued at $50, and agreed to pay a monthly fee of $10. One of the principles of BPC is the son of the Company’s Chief Executive Officer.

     During the year ended September 30, 2004, the Company paid BPC $176 including the fees for the private placement.

     In April of 2004, the Company raised $850 through the sale of units in a private placement. Each unit was sold for $17.00 and consisted of 4 shares of common stock and 1 warrant. Each warrant entitles the registered warrant holder to purchase one share of common stock at an initial exercise price of $8.00 per share (subject to adjustment for stock splits, combination and reclassification) at any time prior to April of 2009. In accordance with the BPC consulting agreement, the Company was permitted to reduce the transaction fees in connection with this offering for the 20,000 shares discussed above and monthly payments of $40.

     During the nine-month period ended September 30, 2003, common stock shares outstanding increased by 8,019,437, as follows:

     In July 2003, Xenonics issued 361,484 shares of common stock at $0.75 per share to certain employees, stockholders, directors, and consultants. In addition, accrued interest of $12 was converted to Xenonics’ common stock at $0.75 per share in March 2003.

     In July 2003, notes payable and accrued interest totaling $2,028 and $422, respectively, were converted to Xenonics common stock at $0.75 per share in anticipation of the reorganization (See Note 1, Operations and Other Organizational Matters).

     In connection with the reorganization (Note 1, Operations and Other Organizational Matters), Holdings issued 8,750,000 shares of common stock for 100% of Xenonics. Holdings also issued 1,459,652 shares of common stock, in private placement for gross proceeds of $1,277, less issue costs of $123. In addition, 82,000 shares of common stock were issued to the bridge investors of Xenonics and Holding’s historical stockholder maintained 2,500,000 shares.

9.	INCOME TAXES

The provision for income taxes is summarized below (in thousands) :

		Nine-month
	Year ended	period ended
	September 30,	September 30,
	2004	2003
Current provision:
State	$158	$1
		—

	$158	$1

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows (in thousands):

	September 30, 2004	September 30, 2003
Accrued interest	$–	$37
Accrued consulting	–	–
Accrued royalties	159	159
Stock compensation expense	259	204
Other	22	23
Net operating loss carryforwards	1,805	2,460

	2,242	2,883
Valuation allowance	(2,234)	(2,883)

Total deferred tax assets	$8	$–

Excess of book over tax basis of equipment furniture and fixtures	8	–

Net deferred tax asset	$–	–

     As of September 30, 2004, the Company had federal and state net operating loss carryforwards (NOLs) of $4,890 and $2,453, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(2,234) has been recorded to offset the federal and state net operating losses since the realization of these assets is uncertain. Some of these carry forward benefits may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

     The valuation allowance decreased by $649 for the year ended September 30, 2004 and increased by $623 during the nine-month period ended September 30, 2003.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

		Nine-month
	Year ended	period ended
	September 30,	September 30,
	2004	2003
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8%	5.8%
Permanent differences	3.7%	(6.7%)
Change in valuation allowance	(34%)	(31.7%)
Utilization of NOLs	–	–
Other	–	(1.5%)

	9.5%	(0.1%)

10. SIGNIFICANT CONTRACTS

     During the year ended September 30, 2004, the Company received purchase orders from the U.S. Army of approximately $7,900. Revenue recognized under these purchase orders for the twelve months ended September 30, 2004 amounted to approximately $7,900.

     In September of 2003, the Company received purchase orders from the US Border Patrol for NightHunter and NightHunterII searchlights. The total value of these purchase orders is approximately $520. Recognized revenue related to this order totaled $475 in the year ended September 30, 2004. There were no accounts receivable at September 30, 2004 related to this contract.

     In March of 2003, the US Army Communications - Electronics Command (CECOM), Fort Monmouth, NJ announced the award of a $2.98 million firm fixed price contract to the Company. In the year ended September 30, 2004, revenue was $1,802. There were no accounts receivable at September 30, 2004 related to this contract. In addition, $1.1 million of revenue was recognized in the nine-month period ending September 30, 2003.

11.	SAVINGS PLAN

     On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the year ended September 30, 3004, the Company made no matching contributions.

12.	COMMITMENTS AND CONTINGENCIES

     Leases - The Company leases its facility under a noncancelable operating lease through October 2008. The agreement requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under noncancelable operating leases. Rent expense under these leases totaled $145 and $100 for the year ended September 30, 2004 and the nine-month period ended September 30, 2003, respectively.

     Minimum future obligations for these leases total $104, $107, $108, $110 and $9 for the years ending September 30, 2005, 2006, 2007, 2008 and 2009, respectively.

     Purchase Agreement with PerkinElmer, Inc. - In January 2003, the Company entered into a three-year exclusive manufacturing agreement with PerkinElmer, Inc. (PE) for the manufacture of one of its major products. PE has agreed to manufacture the ordered product in accordance with the Company’s specifications and under price terms, quality control and workmanship standards as set out in the agreement.

     Consulting Agreement - In November 2002, the Company entered in a one-year agreement with Colex and Associates, Inc. to provide various consulting services. The contract was extended for an additional year in November 2003. The agreement requires the Company to pay a monthly fee of $16. In July 2002, 100,000 stock warrants with an exercise price of $0.825 were issued to a principal of the consulting firm.

     Employment Agreements - In July 2003, two of the Company’s Chief Executive Officer and Chief Operating Officer, who are also stockholders and directors in the Company, entered into employment agreements retroactive to January 1, 2003. The Company compensated its Chief Executive Officer, who is also the Chairman of the Board and a stockholder, noteholder and director.

     One agreement is for the two years ended December 31, 2004, while the other was for the twelve months ended December 31, 2003. Both agreements provide for base compensation of $180 per year and are automatically renewed annually with increases tied to CPI. In addition, should one of the officers be terminated other than for cause, both agreements include severance packages that require the Company to pay any remaining compensation through the term of the agreement and provide for liquidating damages of an additional amount equal to the remaining compensation through the term of the agreement.

     Litigation - The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

     A vendor filed a complaint against the Company on December 31, 2003 in the amount of $201. The complaint amount includes $20 of accounts payable which is not disputed and has been included in accounts payable since early 2002 when the invoices were received and recorded. The Company settled this complaint in September of 2004 for $39.

     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that i) the 250,000 shares be declared void or the defendants be ordered to pay us $1,250, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, including the financial statements.

     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asks the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us form further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The defendant alleges that we purportedly have not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we have not recognized the defendant as the inventor of the xenon illumination and television camera system. This matter is in the discovery stage and at the present time the Company, based on advice of counsel, cannot reasonably assess the ultimate outcome.

13.	STOCK OPTIONS AND WARRANTS

     The Company accounts for stock-based instruments using the fair-value method. Compensation cost for stock options, if any, is measured as the excess of the fair market value of the Company’s stock at the date of grant over the exercise price the recipient must pay to acquire the stock. The fair value of warrants is determined based on the fair market value of the warrant at the date of issuance over the conversion price the recipient must pay to acquire the stock. The fair value of stock-based instruments is calculated through the use of an option pricing model.

     1998 Stock Option Plan - In December 1998, the Board of Directors (the Board) of Xenonics formed a stock option plan (the 1998 Option Plan). Under the 1998 Option Plan, options to purchase up to 1,500,000 shares of common stock of Xenonics were available for employees, directors, and outside consultants. The 1998 Option Plan was administered by the Board of Xenonics. The options outstanding under the 1998 Option Plan had seven-year terms, were nontransferable and vested one-third upon grant, one-third after one year, and one-third after two years.

     On October 24, 2001, the exercise price of all outstanding Xenonics options was reduced from $1.00 per share to $0.25 per share. As such, Xenonics exchanged all of its outstanding options, which had an exercise price of $1.00 per share, for an equivalent number of new options with an exercise price of $0.25 per share. The difference between the new exercise price of $0.25 and the deemed fair value of Xenonics’ common stock on the date the options were exchanged of $0.50 resulted in a charge of $203 that was amortized over the vesting period. As a result, the Company recognized noncash charges of $38 for the period ended September 30, 2003.

     2003 Stock Option Plan - In July 2003, the Board of the Company formed a new stock option plan (2003 Option Plan) in connection with the reorganization (Note 1, Operations and Other Organizational Matters). Under the 2003 Option Plan, options to purchase up to 1,500,000 shares of common stock are available for employees, directors, and outside consultants. The 2003 Option Plan is administered by the Board and effectively replaced the 1998 Option Plan. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan vest under one of the following three scenarios: immediately; one-third upon grant, one-third after one year and one-third after two years; or one-third after one year, one-third after two years and one-third after three years.

     In connection with its reorganization (Note 1, Operations and Other Organizational Matters), the Company issued an equivalent number of options, 750,000, under the 2003 Option Plan for all of the outstanding options under the Xenonics 1998 Option Plan. The replacement options were similar, however, changes in the option price, life and vesting from the original options caused them to be revalued in July 2003. As such, additional compensation of $314 was recognized for the re-issuance of such options in the nine-month period ended September 30, 2003. As of September 30, 2004, there were 640,000 of these options outstanding. The decrease is related to the exercise of 10,000 options and 100,000 options which were forfeited, both in the year ended September 30, 2004.

     In July 2003, the Company issued 600,000 new stock options under the 2003 Option Plan. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 2.25%; and expected lives of five years from the date of grant. The Company recorded noncash compensation expense totaling $23 during the period ended September 30, 2003.

     As of September 30, 2004, there were 450,000 options outstanding from the original 600,000 options granted under this plan. The decrease is due to the forfeiture of 150,000 options.

     During the year ended September 30, 2004, the Company granted 155,000 options under the 2003 Option Plan in a series of issuances. Included in these grants were 70,000 options at $2.85 per share, 30,000 options at $6.00 per share, 30,000 options at $5.75 per share, and 25,000 options at $3.50 per share. The fair value of the options granted during the year ended September 30, 2004, was estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield of 0%, expected volatility of 65%, risk-free interest rates ranging from 2.36% to 4.37%, and expected lives ranging from three to seven years from the date of grant. Included in the options granted during the year ended September 30, 2004, were a total of 30,000 options to purchase shares of common stock at $5.75 per share to Messrs. Naughton and Rodstein each for director compensation.

     During the year ended September 30, 2004, the Company recorded compensation expense relating to stock options of $185.

     Lastly, options for 10,000 shares were exercised during the year ended September 30, 2004.

     A summary of the Company’s stock option activity and related information is as follows (options in thousands):

				Nine-month
		Year ended		period ended
		September 30,		September 30,
		2004		2003
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of period	1,250	$0.500	750	$0.250
Granted	155	$4.126	600	$0.875
Exercised	(10)	$0.250	–
Forfeited	(150)	$0.458	(100)	$0.875

Outstanding-end of period	1,245	$0.958	1,250	$0.500

Exercisable at end of period	963	$0.508	917	$0.364

Weighted-average fair value of options granted during the period		$4.126		$0.875

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2004 (number outstanding in thousands):

Options Outstanding				Options Exercisable
at September 30, 2004				at September 30, 2004
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.250	640	3.81	$0.250	640	$0.250
$0.875	450	8.82	$0.875	300	$0.875
$2.850	70	4.08	$2.850	23	$2.850
$3.500	25	4.86	$3.500	—	$3.500
$5.750	30	9.64	$5.750	—	$5.750
$6.000	30	4.18	$6.000	—	$6.000

	1,245	5.81	$0.958	963	$0.508

     Stock Warrants - The Company, from time to time, has issued common stock purchase warrants to employees, directors, stockholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.

     In February 2003, 250,000 warrants were issued at $0.60 in consideration for a convertible note payable (Note 6, Notes Payable). No expense was recognized during the period ended September 30, 2003, as the price of the warrants issued was higher than the deemed fair-value of the Company’s stock at the various issue dates.

     In connection with its reorganization (Note 1, Operations and Other Organizational Matters), the Company offered to issue replacement warrants on a one-for-one basis for all of the outstanding warrants of Xenonics. All outstanding warrants, except for 135,000 held by one individual, were exchanged for new, fully-vested 5-year warrants at new conversion prices ranging from $0.60 to $0.825. The Company recognized interest expense of $206 in connection with the re-issuance.

     Subsequent to the reorganization, the Company issued 173,965 fully-vested, five-year warrants with a conversion price of $0.875 for services related to the private placement (Note 1, Operations and Other Organizational Matters) and general consulting services. The fair value of each warrant was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 0%; risk-free interest rate of 2.25%; and expected lives of five years from the date of grant.

     In April 2004, 6,500 warrants were converted to common stock at $0.825 per share.

     In July 2004, the Company issued 25,000 warrants to Neil G. Berkman Associates at an exercise price of $5.05 for services rendered. The issuance of these warrants resulted in a charge to operations of approximately $57, based on the fair value of the warrants. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate of 3.08%, dividend yield of 0%, volatility factor of .65 and the average expected life of three years.

     In July, 5,000 warrants were converted to common stock at $0.60 per share.

A summary of the Company’s warrant activity is as follows:

				Nine-month
		Year ended		period ended
		September 30,		September 30,
		2004		2003
		Weighted		Weighted
		Average		Average
Warrants (in thousands):	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding-beginning of period	2,459	$0.698	2,170	$0.493
Issued (prior to reorganization)	–	–	250	$0.600
Exchanged	–	–	(2,035)	$0.507
Not exchanged (retained in Xenonics)	–	–	(135)	$0.275
Re-issued	–	–	2,035	$0.695
Issued	75	$7.017	174	$0.875
Exercised	(12)	$0.727	–	–

Outstanding-end of period	2,522	$0.905	2,459	$0.698

The following table summarizes information concerning currently outstanding and exercisable warrants as of September 30, 2004 (in thousands):

Warrants Outstanding and Exercisable
at September 30, 2004
		Weighted
	Number	Average	Weighted-
Range of	Outstanding,	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price
$0.600	1,210	3.79	$0.600
$0.825	1,063	3.79	$0.825
$0.875	174	3.83	$0.875
$5.050	25	4.75	$5.050
$8.000	50	4.57	$8.000

	2,522	3.81	$0.905

All such warrants were vested and exercisable as of September 30, 2004.

14.	SUBSEQUENT EVENTS

     In October 2004, the Company granted 230,000 options to purchase shares of common stock at $3.75 to existing employees.

     Also, in October 2004, the Company granted 15,000 options to purchase shares of common stock at $3.75 to a new employee.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective October 1, 2004, the Audit Committee of our Board of Directors approved a change in auditors. The Audit Committee also approved the dismissal of Windes & McClaughry Accountancy Corporation (Windes) as our independent public accountants and the selection of Eisner, LLP as their replacement.

     Windes’ report on the financial statements of Xenonics Holdings, Inc. for the last fiscal year (9 month period) ended September 30, 2003 and prior fiscal year ended December 31, 2002, did not contain any adverse opinion or disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During our two most recent fiscal years ended September 30, 2003 and December 31, 2002 and the subsequent interim periods through September 30, 2003, there were no disagreements with Windes on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to the satisfaction of Windes would have caused Windes to make reference to the subject matter of the disagreements in connection with its report. During that time, there were no reportable events as described in Item 304(a)(1) of Regulation S-B, except for the reportable condition discussed below.

     In January 2004, in connection with the audit of our financial statements for the nine-month period ended September 30, 2003, Windes informed the Board of Directors and management that the lack of segregation of certain duties was a reportable condition and that we needed to improve our segregation of duties in certain areas. Windes rendered an unqualified report on our financial statements.

     We have corrected the segregation of duties issues by segregating a number of duties within the internal accounting controls. The Board of Directors, in coordination with our Audit Committee, continually assesses the progress and sufficiency of the company’s procedures and makes adjustments, if necessary. While we believe that our current procedures have remedied the reportable condition in its internal accounting control as described above, a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     During fiscal years ended September 30, 2003 and December 31, 2002 and through the subsequent interim period preceding the change, Xenonics Holdings, Inc. did not consult with Eisner, LLP regarding any of the matters specified in Item 304(a)(2) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed by in our reports filed or submitted under the Exchange Act were timely recorded, processed and will in the future be reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization Among Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 24, 2003.(1)

3.1	Articles of Incorporation of Digital Home Theater Systems, Inc, dated as of October 15, 1997.(1)

3.2	Certificate of Amendment of Articles of Incorporation of Digital Home Theater Systems, Inc., dated as of July 23, 2003.(1)

3.3	Bylaws of Xenonics Holdings, Inc. (formerly known as Digital Home Theater Systems, Inc.).(1)

4.1	Specimen Stock Certificate.(1)

4.2	Form of outstanding Warrant Certificate of Xenonics Holdings, Inc.(1)

4.3	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers, on July 23, 2003.(1)

4.4	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (1)

4.5	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (1)

4.6	Engagement letter, dated March 1, 2004, as amended by letters dated April 12, 2004 and May 18, 2004, between Bryant Park Capital and Xenonics Holdings, Inc. (1)

4.7	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates(1)

5.1	Opinion of counsel as to legality of securities being registered. (1)

10.1	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers.(1)

10.2	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (which agreement contains the terms of the registration rights).(1)

10.3	Lease between Xenonics, Inc. and SM/CT Partners, L.P. dated August 16, 2000.(1)

10.4	2003 Stock Option Plan of Xenonics Holdings, Inc.(1)

10.5	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003.(1)

10.6	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003.(1)

10.7	PerkinElmer Manufacturing Terms and Conditions Agreement, dated January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc.(1)*

v

Exhibit
Number	Description
10.8	Form of Common Stock And Warrant Purchase Agreement entered into by Xenonics Holdings, Inc. and White Rock Capital Partners, L.P. and Texrock, Ltd. in April 2004 in connection with the purchase of common stock and warrants (which agreement contains the terms of the registration rights).(1)

10.9	Agreement For The License and Transfer of Intellectual Property Rights From Lightrays, Ltd. to Xenonics, Inc., March 27, 1997.(1)

10.10	Amendment to Agreement For The License and Transfer of Intellectual Property Rights. dated April 23, 1998.(1)

10.11	1st Amendment to Lease Agreement, dated July 21, 2004, Bay West Equities Carlsbad Research Center, LLC and the Xenonics, Inc.(1)

10.12	Settlement Agreement and Mutual Release among Xenonics Holdings, Inc., Xenonics, Inc. and Lightrays, Ltd. (2)

21.1	List of subsidiaries of Xenonics Holdings, Inc.(1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

*	The Commission has granted confidential treatment to selection portions of this document.

     (1) Incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-115324) originally filed with the Commission on May 10, 2004, and subsequently amended by the amended Registration Statements on Form SB-2/A filed with the Commission on June 30, 2004, August 16, 2004, September 2, 2004, and September 21, 2004.

     (2) Incorporated by reference to our Current Report on Form 8-K filed with the Commission on December 8, 2004

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.	By:	/s/ Alan P. Magerman

Date: December 21, 2004		Alan P. Magerman
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chief Executive Officer, and Chairman (Principal Executive Officer)	December 21, 2004

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer and President Director	December 21, 2004

/s/ Donna G. Lee Donna G. Lee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 21, 2004

/s/ Richard Rodstein Richard Rodstein	Director	December 21, 2004

/s/ Richard Naughton Richard Naughton	Director	December 21, 2004

/s/ Michael L. Magerman Michael L. Magerman	Director	December 21, 2004

Robert Buie	Director	December , 2004

/s/ Eli Shapiro Eli Shapiro	Director	December 21, 2004