Form 10QSB
period 2004-12-31
Xenonics Holdings, Inc.
filed 2005-02-14
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-QSB

______________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-50775

XENONICS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)
______________________

Nevada	84-1433854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2236 Rutherford Road, Suite 123
Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (760) 438-4004

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

As of January 31, 2005, the registrant had outstanding 14,864,878 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

1

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2004

$ in thousands, except share amounts	(unaudited)
Assets
Current assets:
Cash	$853	$3,269
Accounts receivable, net of allowance for doubtful accounts of $0	620	253
Inventories, net	2,403	922
Deferred tax asset	230	—
Deferred offering costs	55	—
Other current assets	148	189

Total Current Assets	4,309	4,633

Equipment, furniture and fixtures at cost, less accumulated depreciation of $62 and $59	41	35
Other non-current assets	25	24

Total Assets	$4,375	$4,692

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$964	$1,126
Accrued royalty	—	400
Accrued payroll and related taxes	104	93
Other current liabilities	4	—

Total Current Liabilities	1,072	1,619

Commitments and contingencies (Note 13)
Minority interest	35	—
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 20,000,000 shares authorized as of 2004 and 2003, respectively; 14,364,878 shares issued (97,000 to be issued) and 14,166,878 issued and outstanding in 2004 and 2003, respectively	14	14
Additional paid-in capital	11,160	10,540
Accumulated deficit	(7,906)	(7,481)

Total Shareholders’ Equity	3,268	3,073

Total Liabilities and Shareholders’ Equity	$4,375	$4,692

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2004	2003

$ in thousands, except share amounts	(unaudited)	(unaudited)

Revenues	$749	$2,701

Cost of goods sold	423	1,713

Gross profit	326	988

Selling, general and administrative	880	620
Engineering, research and development	108	57

(Loss) / income from operations	(662)	311
Other income/(expense), net:
Interest income	7	—
Interest expense	—	(14)

(Loss) / income before provision for income taxes	(655)	297
Income tax (benefit) / provision	(230)	43

Net (loss) / income	$(425)	$254

Net (loss) / income per share:

Basic	(.03)	.02

Diluted	(.03)	.02
Weighted average shares outstanding
Basic	14,250	12,800

Diluted	14,250	15,915

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Three months ended
	December 31,
	2004	2003

	(unaudited)	(unaudited)

$ in thousands
Cash flows from operating activities:
Net (loss) / income	$(425)	$254
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Depreciation and amortization	3	1
Compensation to employees and directors paid with stock options	76	52
Tax benefit	(230)	—
Changes in operating assets and liabilities:
Accounts receivable	(367)	(333)
Inventories, net	(1,481)	38
Deferred offering costs	(55)
Other assets	40	(31)
Accounts payable	(162)	165
Accrued payroll and related taxes	11	47
Accrued interest	—	8
Other liabilities	4	—

Net cash (used in) provided by operating activities	(2,586)	201

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(9)	(2)

Net cash used in investing activities	(9)	(2)

Cash flows from financing activities:
Repayments on notes payable	—	(100)
Proceeds in connection with the exercise of options and warrants	144	10
Proceeds in connection with the exercise of warrants in subsidiary	35	—

Net cash provided by (used in) financing activities	179	(90)

(Decrease) increase in cash	(2,416)	109
Cash, beginning of period	3,269	126
Cash, end of period	$853	$235

Supplemental cash flow information:
Cash paid during the year for income taxes	$—	$—
Cash paid during the year for interest	$—	$6

Noncash transactions:
Conversion of accrued royalties to common stock	$400	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share amounts)

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 included in the Xenonics Holdings, Inc. (the “Holdings”) Form 10-KSB filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

     The condensed consolidated financial statements include the accounts of Holdings and its subsidiary Xenonics, Inc. (“Xenonics”), collectively, the “Company”. On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, the Company currently owns 98.6% of the issued and outstanding capital stock of Xenonics. The minority interest in the condensed consolidated financial statements represents the minority stockholder’s proportionate share of equity in Xenonics. All significant inter-company items have been eliminated upon consolidation.

     Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

2.	REVENUE RECOGNITION

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

3.	NET EARNINGS PER SHARE

     Basic earnings per share is computed by dividing the income / loss available to common shareholders by the weighted average number of common shares outstanding. For the quarter ended December 31, 2004, diluted earnings per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the quarter ended December 31, 2003, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.

4.	INVENTORIES

Inventories were comprised of :

	December 31,	September 30,
	2004	2004

Raw materials	$105	$78
Work in process	65	87
Finished goods	2,243	767
Reserve for obsolescence	(10)	(10)

	$2,403	$922

5.	NEW ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the consolidated financial statements. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company has adopted SFAS No. 123R.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses consist of the following:

	December 31,	September 30,
	2004	2004

Accounts payable	$398	$101
Accrued expenses	566	1,025

	$964	$1,126

7.	ACCRUED ROYALTIES

     On December 3, 2004, Lightrays and the Company came to an agreement where the $400 liability will be satisfied through the issuance of 97,000 shares of the Company’s common stock, Xenonics’ 10% ownership in Lightrays was returned and the patent was assigned to Xenonics Holdings, Inc. The Company has not used, and is not currently using, the patented technology licensed from Lightrays. The issuance of the shares of common stock is pending. The Company’s ownership interest had no book value.

     Robert Buie, the current general partner of Lightrays, became a member of the Board as stipulated in the amended agreement in April 1998. He is also a shareholder.

8.	SHAREHOLDERS’ EQUITY

     We are currently authorized to issue up to 20,000,000 shares of common stock. However, our board of directors has approved an amendment to our articles of incorporation that will increase the shares of common stock that are authorized for issuance to 50,000,000 shares. The proposed amendment to our articles of incorporation is subject to stockholder approval at our annual meeting to be held on February 25, 2005.

9.	USE OF ESTIMATES

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

10.	STOCK BASED COMPENSATION

     Stock Options - The Company uses the fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. We value stock options issued based upon an option-pricing model and recognize this fair value as an expense over the period in which the options vest.

     Options granted in the first quarter of fiscal year 2005 under the 2003 Option Plan totaled 245,000. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 2.78% — 2.84%; and expected lives of three years from the date of grant.

     Total compensation expense for outstanding options for the three months ended December 31, 2004 was $76.

     Options granted in the first quarter of fiscal year 2004 under the 2003 Option Plan totaled 100,000. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 2.36% — 2.42%; and expected lives of three years from the date of grant.

     Total compensation expense for outstanding options for the three months ended December 31, 2003 was $52.

     Options for 10,000 shares were exercised during the quarter ended December 31, 2003.

11.	STOCK WARRANTS

     At December 31, 2004 2,324,465 warrants were outstanding. There were no warrants issued in the three months ended December 31, 2004 or 2003. During the quarter ended December 31, 2004, four warrant holders exercised 198,000 warrants. The exercise prices ranged from $0.60 to $1.05. In the prior period, no warrants were exercised. As of December 31, 2004, all warrants were vested and exercisable.

12.	MINORITY INTEREST

     On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net income for the period ended December 31, 2004 was not material and therefore is not reported on the condensed consolidated statement of operations.

13.	CONTINGENCIES AND OTHER MATTERS

     For the three months ended December 31, 2004, the company sold to two significant customers which accounted for 48.2% and 20.1% of sales. Trade receivables for these two customers at December 31, 2004 were approximately 77.0% of total receivables.

     The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, and is included in the financial statements.

     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asks the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us form further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The defendant alleges that we purportedly have not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we have not recognized the defendant as the inventor of the xenon illumination and television camera system. This matter is in the discovery stage and at the present time the Company based on advice of counsel cannot reasonably assess the ultimate outcome.

     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

14.	SUBSEQUENT EVENTS

     In January 2005, the Company and certain of its stockholders closed a private placement of an aggregate total of 820,800 shares of the Company’s common stock to institutional investors. The shares were sold at a price of $5.00 per share. Of the shares sold in the private placement, 500,000 were sold by the Company, and the balance was sold by stockholders of the Company. As a result, Xenonics received approximately $2.1 million in proceeds. Roth Capital Partners, Newport Beach and Bryant Park Capital, New York, acted as co-placement agents in this transaction. We paid a cash fee of $150 along with warrants to purchase 40,000 shares of common stock to Roth Capital and a cash fee of $50 along with warrants to purchase 10,000 shares of common stock to Bryant Park Capital (BPC). The warrants have an exercise price of $5.50 and an expiration date of January 27, 2010. The principal of BPC is the son of our Chairman of the Board and Chief Executive Officer and brother of a director of Xenonics.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Statements

     The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors.

Results of Operations

Three-months ended December 31, 2004 compared to the three-months ended December 31, 2003

     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the quarter ended December 31, 2004 were $749,000 compared to revenues of $2,701,000 for the quarter ended December 31, 2003. An expected large order that was not received, negatively impacted revenues in the quarter ended December 31, 2004.

     In the current quarter, the Company sold $508,000 or 68% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $2,618,000 or 97% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same quarter of the prior period.

     Sales to the U.S. government agencies contributed $151,000 or 20% of revenue in the quarter ended December 31, 2004. This compares to $8,000 for the same quarter in the prior year.

     The Company sold $34,000 or 5% to various international customers compared to $74,000 or 3% for the three months ended December 31, 2004 and 2003, respectively.

     The balance of this period’s sales of approximately $56,000 or 8% of revenue was generated with small orders from other customers compared to less than $1,000 for the same period in the prior period.

     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ended September 30, 2005.

     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue increased to 44% for the three-month period ended December 31, 2004 compared to 37% for the three month period ended December 31, 2003. This improvement is due to lower cost on the NightHunterII products in the current year. PerkinElmer costs were lowered as certain volume requirements were met.

     Selling, General and Administrative: Selling, general and administrative expenses increased by $315,000 to $935,000 for the three-month period ended December 31, 2004 compared to $620,000 for the three-month period ended December 31, 2003. The incremental expenses consisted primarily of increases in legal expenses of $129,000, accounting fees of $96,000, salaries and wages of $55,000 and insurance of $31,000 with the remaining $4,000 from various other expenses.

     Engineering, Research & Development: Engineering, research and development expenses increased by $51,000 for the three-month period ended December 31, 2004 compared to the three- month period ended December 31, 2003. Increased headcount impacted spending for the period by $41,000. With concentrated efforts in this area, other related engineering costs have also increased. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.

     Net Income (Loss): The Company experienced a loss of $425,000 for the three-month period ended December 31, 2004 compared to profit of $254,000 for the three-month period ended December 31, 2003. The driving factor was the revenue shortfall in the current quarter from a large expected order that we did not receive during the quarter.

     Liquidity and Capital Resources

     As of December 31, 2004, the Company had working capital of $3,237,000 and a current ratio of 4.02-to-1 as compared to working capital of $3,014,000 and a current ratio of 2.9-to-1 as of September 30, 2004.

     Our net loss of $425,000 for the quarter ended December 31, 2004 negatively impacted cash in addition to an adjustment of $230,000 for tax benefit, an increase in inventory of $1,481,000, increase in accounts receivable of $367,000, increase in deferred offering costs of $55,000 and decrease in accounts payable balance of $162,000 for a combined use of cash of $2,720,000. This was offset slightly by various sources of cash totaling $134,000 which created net cash used for operations of $2,586,000 for the quarter ended December 31, 2004. The Company increased inventory levels in anticipation of increased levels of sales in the 2nd and 3rd quarters.

     Net cash provided by financing activities for the quarter ended December 31, 2004 included $144,000 from the exercise of warrants to purchase common stock in Xenonics Holdings, Inc. and $35,000 from the exercise of warrants to purchase common stock in Xenonics, Inc. See Note 12, to condensed consolidated financial statements, Minority Interest.

     The Company closed a private placement on January 28, 2005 that provided $2.3 million in cash. Based on the amount of working capital that we had on December 31, 2004, plus the additional cash of $2.3 million from the January 2005 private placement and expected cash flow from operations during the next three quarters, we believe that we have sufficient financial resources to fund our operations through September 30, 2005. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect to receive them.

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

ITEM 3. CONTROLS AND PROCEDURES

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

     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Litigation

     The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, and is included in the financial statements.

     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asks the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us form further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The defendant alleges that we purportedly have not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we have not recognized the defendant as the inventor of the xenon illumination and television camera system. This matter is in the discovery stage and at the present time the Company based on advice of counsel cannot reasonably assess the ultimate outcome.

     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On December 6, 2004: (i) a warrant holder exercised a warrant to purchase 100,000 shares of common stock at an exercise price of $0.825 per share; (ii) a second warrant holder exercised a warrant to purchase 18,000 shares of common stock at an exercise price of $0.60 per share; and (iii) a third warrant holder exercised a warrant to purchase 74,000 shares of common stock at an exercise price of $0.60 per share. On December 14, 2004, a warrant holder exercised a warrant to purchase 6,000 shares of common stock at an exercise price of $1.05 per share, and a warrant holder of Xenonics, Inc. exercised a warrant to purchase 125,000 shares of common stock at an exercise price of $0.275 per share. No underwriter was involved in any warrant exercise described in this paragraph, and the share issuances were made without any public solicitation or the payment of any commissions in reliance on exemptions under Sections 3(a)(9) and 4(2) of the Securities Act.

     On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc.

     In January 2005, the Company and certain of its stockholders closed a private placement of an aggregate total of 820,800 shares of our common stock to institutional investors. The shares were sold at a price of $5.00 per share. Of the shares sold in the private placement, 500,000 were sold by us, and the balance was sold by stockholders of Xenonics Holdings, Inc. As a result, we received approximately $2.3 million in proceeds.

     Roth Capital Partners, Newport Beach and Bryant Park Capital, New York, acted as co-placement agents in this transaction. We paid a cash fee of $150 along with warrants to purchase 40,000 shares of common stock to Roth Capital and a cash fee of $50 along with warrants to purchase 10,000 shares of common stock to Bryant Park Capital (BPC). The principal of BPC is Joel Magerman, a son of Alan P. Magerman (our Chairman of the Board and Chief Executive Officer) and brother of Michael Magerman (a director of Xenonics Holdings, Inc.). The warrants were issued at $5.50 for a five year life.

     Our sale of 500,000 shares to the investors and issuance of warrants to RCP and BPC were not registered under the Securities Act. The securities were issued in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act and Regulation D promulgated thereunder because, among other things, the transaction did not involve a public offering, all of the investors and placement agents are accredited institutional buyers, the investors and placement agents had access to information about the Company, and we took appropriate measures to restrict the transfer of the securities.

     We did not repurchase any shares of our common stock during the first quarter ended December 31, 2004.

ITEM 5. Other Information

     None.

ITEM 6. Exhibits

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

	By:	/s/ Alan P. Magerman

Date: February 14, 2005		Alan P. Magerman
Chief Executive Officer

	By:	/s/ Donna G. Lee

Donna G. Lee
Date: February 14, 2005		Chief Financial Officer