Form 10QSB
period 2005-03-31
Xenonics Holdings, Inc.
filed 2005-05-16
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-50775

XENONICS HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification Number)

2236 Rutherford Road, Suite 123 Carlsbad, California (Address of principal executive offices)	92008-7297 (Zip Code)

Issuer’s telephone number: (760) 438-4004

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ☐

As of May 10, 2005, the registrant had outstanding 15,211,878 shares of its $.001 par value Common Stock.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2005	2004

$ in thousands, except share amounts	(unaudited)
Assets
Current assets:
Cash	$1,688	$3,269
Accounts receivable, net of allowance for doubtful accounts of $0	6	253
Inventories, net	4,048	922
Other current assets	143	189

Total Current Assets	5,885	4,633

Equipment, furniture and fixtures at cost, less accumulated depreciation of $65 and $59	45	35
Other non-current assets	25	24

Total Assets	$5,955	$4,692

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$1,681	$1,126
Accrued royalty	—	400
Accrued payroll and related taxes	117	93
Other current liabilities	3	—

Total Current Liabilities	1,801	1,619

Commitments and contingencies (Note 13)
Minority interest	24	—
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 and 20,000,000 shares authorized as of 2005 and 2004, respectively; 14,961,878 shares issued and 14,166,878 issued and outstanding in 2005 and 2004, respectively	15	14
Additional paid-in capital	13,425	10,540
Accumulated deficit	(9,310)	(7,481)

Total Shareholders’ Equity	4,130	3,073

Total Liabilities and Shareholders’ Equity	$5,955	$4,692

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004

$ in thousands, except share amounts	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$80	$4,165	$830	$6,866

Cost of goods sold	61	2,362	486	4,075

Gross profit	19	1,803	344	2,791

Selling, general and administrative	1,091	704	1,972	1,323
Engineering, research and development	118	19	224	76

(Loss) / income from operations	(1,190)	1,080	(1,852)	1,392

Other income/(expense), net:
Interest income	6	1	13	1
Interest expense	—	(14)	—	(29)

(Loss) / income before provision for income taxes	(1,184)	1,067	(1,839)	1,364

Income tax provision	230	63	—	106

Net (loss) / income before minority interest	$(1,414)	$1,004	$(1,839)	$1,258

Minority interest	(10)	—	(10)	—

Net (loss) / income	$(1,404)	$1,004	$(1,829)	$1,258

Net (loss) / income per share:

Basic	(.10)	.08	(.13)	.10

Diluted	(.10)	.06	(.13)	.07

Weighted average shares outstanding

Basic	14,793	12,948	14,519	12,875

Diluted	14,793	16,580	14,519	17,178

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2005	2004

$ in thousands	(unaudited)	(unaudited)

Cash flows from operating activities:
Net (loss) / income	$(1,829)	$1,258
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Depreciation and amortization	6	3
Compensation to employees and directors paid with stock options	162	96
Interest expense converted to common stock		17
Issuance of common stock for services		50
Minority interest in net loss of subsidiary	(10)	—
Changes in operating assets and liabilities:
Accounts receivable	247	(2,736)
Inventories, net	(3,126)	(21)
Other assets	45	(97)
Accounts payable	555	1,226
Accrued payroll and related taxes	24	109
Accrued interest	—	(86)
Other liabilities	4	—

Net cash (used in) provided by operating activities	(3,922)	(181)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(16)	(13)

Net cash used in investing activities	(16)	(13)

Cash flows from financing activities:
Repayments on notes payable	—	(184)
Repayment of short-term borrowings	—	(400)
Net proceeds from issuance of common stock net of expenses	2,179	1,500
Proceeds in connection with the exercise of options and warrants	144	2
Proceeds in connection with the exercise of warrants in subsidiary	34	—

Net cash provided by (used in) financing activities	2,357	918

(Decrease) increase in cash	(1,581)	724
Cash, beginning of period	3,269	126
Cash, end of period	$1,688	$850

Supplemental cash flow information:
Cash paid during the year for income taxes	$—	$106
Cash paid during the year for interest	$1	$61

Noncash transactions:
Conversion of accrued royalties to common stock	$400	$—
Conversion of long-term debt to common stock		$250
Conversion of accrued interest to common stock		$17

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share amounts)

1.	BASIS OF PRESENTATION

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

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the six months ended March 31, 2005 and has a capital deficit. In addition, the Company expected to receive significant orders from the United States Department of Defense in the three months ended March 31, 2005 to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing or support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.

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

          Basic earnings per share is computed by dividing the income / loss available to common shareholders by the weighted average number of common shares outstanding. For the three and six month periods ended March 31, 2005, diluted earnings per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three and six month periods ended March 31, 2004, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.

4.	INVENTORIES

	March 31,	September 30,
Inventories were comprised of :	2005	2004

Raw materials	$158	$78
Work in process	193	87
Finished goods	3,709	767
Reserve for obsolescence	(11)	(10)

	$4,048	$922

5.	NEW ACCOUNTING PRONOUNCEMENTS

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

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses	March 31,	September 30,
consist of the following :	2005	2004

Accounts payable	$1,584	$101
Accrued expenses	97	1,025

	$1,681	$1,126

7.	ACCRUED ROYALTIES

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

          In January 2005, the Company and certain of its stockholders closed a private placement of an aggregate total of 820,800 shares of the Company’s common stock to institutional investors. The shares were sold at a price of $5.00 per share. Of the shares sold in the private placement, 500,000 were sold by the Company, and the balance was sold by stockholders of the Company. As a result, the Company received approximately $2.3 million in proceeds. Roth Capital Partners, Newport Beach, California and Bryant Park Capital, New York, New York, acted as co-placement agents in this transaction. We paid a cash fee of $150 along with warrants to purchase 40,000 shares of common stock to Roth Capital and a cash fee of $50 along with warrants to purchase 10,000 shares of common stock to Bryant Park Capital (BPC). The warrants have an exercise price of $5.50 and an expiration date of January 27, 2010. The principal of BPC is the son of our Chairman of the Board.

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

          Options granted in the first quarter of fiscal year 2005 under the 2003 Option Plan totaled 245,000. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 2.78% — 2.84%; and expected lives of three years from the date of grant. No options were granted in the second quarter of fiscal year 2005.

          Total compensation expense for outstanding options for the three and six months ended March 31, 2005 was $86 and $162, respectively.

          Options granted in the first quarter of fiscal year 2004 under the 2003 Option Plan totaled 100,000. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%;

expected volatility of 65%; risk-free interest rate of 2.36% — 2.42%; and expected lives of three years from the date of grant. No options were granted in the second quarter of fiscal year 2004.

          Total compensation expense for outstanding options for the three and six months ended March 31, 2004 was $44 and $96, respectively.

          Options for 10,000 shares were exercised during the quarter ended December 31, 2003.

          On December 7, 2004, our board of directors adopted a 2004 stock incentive plan. Our stockholders approved the plan at our annual meeting on February 25, 2005. The Company may issue up to 1,500,000 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300,000 shares of common stock. There were no options granted from the 2004 Option Plan for the period ended March 31, 2005. See Note 14.

11.	STOCK WARRANTS

          At March 31, 2005, 2,374,465 warrants were outstanding. During the quarter ended March 31, 2005, the Company issued 50,000 warrants to two placement agents as fees in a private sale of common stock. One placement agent, Bryant Park Capital, a related party, received 10,000 of 50,000 warrants. No warrants were issued in the three months ended March 31, 2004.

          There were no warrants exercised during the quarter ended March 31, 2005. During the quarter ended December 31, 2004, four warrant holders exercised 198,000 warrants. The exercise prices ranged from $0.60 to $1.05. There were no warrants exercised during the quarter ended March 31, 2004.

          As of December 31, 2004, all warrants were vested and exercisable.

12.	MINORITY INTEREST

          On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss from December 14, 2004 thru March 31, 2005 was $10.

13.	CONTINGENCIES AND OTHER MATTERS

          For the six months ended March 31, 2005, the Company sold to two customers which accounted for 48.2% and 20.1% of sales. There were no trade receivables for these two customers at March 31, 2005.

          As of March 31, 2005, 71.7% of accounts payable was due to one vendor compared to March 31, 2004 when 51.6% was due to one vendor.

          The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.

          On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares and are included in the financial statements.

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

          On September 23, 2004, the Company filed an answer to Mr. Jigamian’s cross complaint, in which it denied Mr. Jigamian’s allegations and asserted a number of affirmative defenses. Mr. Jigamian has advised the Company’s attorneys that he intends to seek to amend his cross complaint.

          On January 26, 2005, the Company amended its complaint. The amended complaint adds causes of action for misappropriation of trade secrets and breach of fiduciary duty against Mr. Jigamian. The new causes of action are based on allegations that Mr. Jigamian, while working for the Company and thereafter, revealed the Company’s trade secrets in violation of California law and in breach of his fiduciary duties. In addition to the relief sought in the original complaint, the amended complaint also seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief to prevent Mr. Jigamian and anyone working with him from using the Company’s trade secrets.

          The Court has set September 2, 2005 as the trial date for the foregoing matter. At the present time, the Company based on advice of counsel cannot reasonably assess the ultimate outcome.

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

          The Company’s common stock was approved for listing on the American Stock Exchange (AMEX) and began trading on the AMEX on Tuesday, April 5, 2005, under the symbol XNN.

          In April, 2005, Vice Admiral Richard J. Naughton, USN (Ret), a member of the Company’s Board of Directors since May 2004, was named Chief Executive Officer of the Company. Naughton succeeded Alan Magerman, who remains Chairman of the Board and will serve as Chairman of the newly created Executive Committee, which consists of Messrs. Magerman, Naughton, and Chief Operating Officer Jeffrey Kennedy. Admiral Naughton will receive an annual base salary of $200 and an annual bonus in the discretion of the Compensation Committee. On April 15, 2005, Admiral Naughton received options to purchase 250,000 shares of Xenonics Holdings, Inc. common stock at an exercise price of $3.80 per share. One-third of the options vested on the grant date and the remaining two-thirds of the option vests in two equal annual installments starting one year after the grant date. The options have a term of five years.

          Also in April, 2005, Michael Magerman resigned as a director of Xenonics Holdings, Inc., and the Board of Directors appointed Robert E. Petersen to the Board of Directors. Mr. Petersen will also serve as Chairman of the Audit Committee. Mr. Petersen will receive an annual director’s fee of $5, and he will receive $1 for each Board meeting attended in person and $0.5 for each Board meeting attended telephonically. For his services as Chairman of the Audit Committee, Mr. Petersen will receive an annual fee of $10 plus $0.5 for each committee meeting attended in person or telephonically. On April 15, 2005, Mr. Petersen received options to purchase 15,000 shares of our common stock at an exercise price of $3.80 per share. The options are fully vested and are exercisable over a term of five years.

          On April 15, 2005, the Board of Directors granted to Alan Magerman options to purchase 200,000 shares of our common stock and granted to Jeffrey Kennedy, our Chief Operating Officer, options to purchase 125,000 shares of our common stock. The options have an exercise price of $3.80 per share, vest in three equal annual installments starting one year after the grant date, and has a term of five years.

          In April and May 2005, 95,000 options were exercised at an exercise price of $0.25 per share.

          In April 2005, 155,000 warrants were exercised at an exercise price of $0.60.

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

Results of Operations

Three-months ended March 31, 2005 compared to the three-months ended March 31, 2004

          Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the three-months ended March 31, 2005 were $80,000 compared to revenues of $4,165,000 for the three-months ended March 31, 2004. A large order that is still expected, was not received in this period. The timing of the release of funds from the armed services has negatively impacted revenue targets for the three months ended March 31, 2005.

          In the three-months ended March 31, 2005, the Company sold $60,000 or 75% of revenue to the military market which includes both direct sales (U.S. Army, U.S. Navy and U.S. Marines) as well as sales to military resellers. This compares to $4,070,000 or 94% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same three months of the prior period. The Company has increased its’ marketing activity in this segment to increase awareness of the product. The feedback regarding the product from current customers and those who are introduced to the product is overwhelming and substantiates a demand. The Company continues to work with current and prospective customers to improve the procurement process for the availability of funds. The Company believes that it has made substantial efforts in this regard and that the benefits will be seen in the near future.

          There were no sales to U.S. government agencies in the three months ended March 31, 2005. This compares to $45,000 or 5% of revenue for the same period in the prior year. The Company is expanding its distribution channels and expects to see more activity in this segment in the future.

          The Company sold $16,000 or 20% to various international customers compared to $2,000 or less than 1% for the three months ended March 31, 2005 and 2004, respectively. This is another segment where expanded distribution channels are expected to result in increased activity.

          The balance of this period’s sales of approximately $4,000 or 5% of revenue was generated with small orders from other customers compared to less than $54,000 or 1% of revenue for the same period in the prior period.

          Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2005.

          Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 24% and 43% for the three-months ended March 31, 2005 and 2004, respectively. The revenue level in this period is not sufficient to support the level of direct and indirect production costs and therefore the gross profit percentage has dropped. Management believes the current revenue level is an anomaly and therefore has not reduced the number of employees in this area.

          Selling, General and Administrative: Selling, general and administrative expenses increased by $387,000 to $1,091,000 for the three-months ended March 31, 2005 compared to $704,000 for the three-months ended March 31, 2004. The incremental expenses consisted primarily of increases in regulatory expenses of $131,000, legal expenses of $126,000, option expense of $42,000, marketing materials of $29,000, accounting fees of $18,000, salaries and wages of $16,000, and D&O insurance of $16,000 with the remaining $9,000 from various other expenses. The Company became a reporting company in September of 2004 and most increases are related to higher levels of reporting requirements. There also are expenses related to the two registrations statements the Company must maintain. The Company is making every effort to meet its reporting requirements as efficiently as possible.

          Engineering, Research & Development: Engineering, research and development expenses increased by $99,000 for the three-months ended March 31, 2005 compared to the three- months ended March 31, 2004. Increased number of employees impacted spending for the period by $60,000 along with $17,000 for consulting. With concentrated efforts in this area, other related engineering costs have also increased. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.

          Net Income (Loss): The Company experienced a loss of $1,404,000 for the three-months ended March 31, 2005 compared to profit of $1,004,000 for the three-months ended March 31, 2004. The Company reversed the tax benefit from the prior quarter because of the lower than expected revenue in the current quarter and because management believes it will not realize the benefits in the current year. The reversal negatively impacted results by $230,000. The remainder of the variance is the result of the revenue shortfall in the period.

Six-months ended March 31, 2005 compared to the six-months ended March 31, 2004

          Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the six-months ended March 31, 2005 were $830,000 compared to revenues of $6,866,000 for the six-months ended March 31, 2004. A large order that is still expected, was not received in the first half of the year. The timing of the release of funds from the armed services has negatively impacted revenue targets for the six months ended March 31, 2005.

          In the six-months ended March 31, 2005, the Company sold $568,000 or 69% of revenue to the military market which includes both direct sales (U.S. Army, U.S. Navy and U.S. Marines) as well as sales to military resellers. This compares to $6,688,000 or 97% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same six months of the prior period. The Company has increased its’ marketing activity in this segment to increase awareness of the product. The feedback regarding the product from current customers and those who are introduced to the product is overwhelming and substantiates a demand. The Company continues to work with current and prospective customers to improve the procurement process for the availability of funds. The Company believes that it has made substantial efforts in this regard and that the benefits will be seen in the near future.

          Sales to the U.S. government agencies contributed $151,000 or 18% of revenue in the six months ended March 31, 2005. This compares to $53,000 or 1% of revenue for the same period in the prior year. The Company is expanding its distribution channels and expects to see more activity in this segment in the future.

          The Company sold $51,000 or 6% to various international customers compared to $76,000 or 1% for the six months ended March 31, 2005 and 2004, respectively. This is another segment where expanded distribution channels are expected to result in increased activity.

          The balance of this period’s sales of approximately $60,000 or 7% of revenue was generated with small orders from other customers compared to less than $58,000 or 1% of revenue for the same period in the prior period.

          Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2005.

          Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 41% for both the six-months ended March 31, 2005 and 2004.

          Selling, General and Administrative: Selling, general and administrative expenses increased by $649,000 to $1,972,000 for the six-months ended March 31, 2005 compared to $1,323,000 for the six-months ended March 31, 2004. The incremental expenses consisted primarily of increases in legal expenses of $200,000, accounting fees of $114,000, salaries and wages of $106,000, regulatory expenses of $82,000, option expense of $67,000 and D&O insurance of $47,000 with the remaining $33,000 from various other expenses. The Company became a reporting company in September of 2004 and most increases are related to higher levels of reporting requirements. There also are expenses related to the two registrations statements the company must maintain. The Company is making every effort to meet its reporting requirements as efficiently as possible.

          Engineering, Research & Development: Engineering, research and development expenses increased by $148,000 for the six-months ended March 31, 2005 compared to the six- months ended March 31, 2004. Increased number of employees impacted spending for the period by $97,000 along with $26,000 for consulting. With concentrated efforts in this area, other related engineering costs have also increased. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.

          Net Income (Loss): The Company experienced a loss of $1,829,000 for the six-months ended March 31, 2005 compared to profit of $1,258,000 for the six-months ended March 31, 2004. The variance is the result of the revenue shortfall in the first half of the year.

          Liquidity and Capital Resources

          As of March 31, 2005, the Company had working capital of $4,084,000 and a current ratio of 3.3-to-1 as compared to working capital of $3,014,000 and a current ratio of 2.9-to-1 as of September 30, 2004.

          Our net loss of $1,829,000 for the six months ended March 31, 2005 negatively impacted cash in addition to an increase in inventory of $3,126,000, and $10,000 related to the minority interest in the net loss of the subsidiary for a combined use of cash of $4,965,000. This was partially offset by an increase in accounts payable of $555,000, increase in compensation expense related to options of $162,000, decrease in accounts receivables balance of $247,000 and other sources of $79,000 for a combined sources of cash of $1,043,000. These changes created net cash used for operations of $3,922,000 for the six months ended March 31, 2005.

          Net cash provided by financing activities for the six months ended March 31, 2005 included $144,000 from the exercise of warrants to purchase common stock in Xenonics Holdings, Inc. and $34,000 from the exercise of warrants to purchase common stock in Xenonics, Inc. See Note 12 to the condensed consolidated financial statements. In addition, the Company closed a private placement on January 28, 2005 that provided $2,179,000 million in cash.

          The Company is dependent on its ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Although management believes it can obtain additional financing, there is no certainty that it can.

          Seasonality

          During our limited operating history, we have experienced stronger sales in the second and third fiscal quarters (January through June) compared to sales during the first and fourth quarters (July through December). We believe that this seasonal pattern of sales primarily reflects the customary timing of purchases by our military customers. However, in the current year, the timing of the release of discretionary deployment funds has shifted. In addition, we expect that the seasonal pattern of revenue generation may change if our plans to enter additional, non-governmental market segments are successful.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

          On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250,000 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250,000 or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, and is included in the financial statements.

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

          On September 23, 2004, the Company filed an answer to Mr. Jigamian’s cross complaint, in which it denied Mr. Jigamian’s allegations and asserted a number of affirmative defenses. Mr. Jigamian has advised the Company’s attorneys that he intends to seek to amend his cross complaint.

          On January 26, 2005, the Company amended its complaint. The amended complaint adds causes of action for misappropriation of trade secrets and breach of fiduciary duty against Mr. Jigamian. The new causes of action are based on allegations that Mr. Jigamian, while working for the Company and thereafter, revealed the Company’s trade secrets in violation of California law and in breach of his fiduciary duties. In addition to the relief sought in the original complaint, the amended complaint also seeks compensatory and punitive damages, attorneys’ fees, and injunctive relief to prevent Mr. Jigamian and anyone working with him from using the Company’s trade secrets.

          The Court has set September 2, 2005 as the trial date for the foregoing matter. At the present time, the Company based on advice of counsel cannot reasonably assess the ultimate outcome.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

          On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. for an aggregate purchase price of $34,375. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. No underwriter was involved in the warrant exercise described in this paragraph, and the share issuance was made without any public solicitation or the payment of any commissions in reliance on exemptions under Section 3(a)(9) and 4(2) of the Securities Act.

          In January 2005, the Company and certain of its stockholders closed a private placement of an aggregate of 820,800 shares of our common stock to institutional investors. The shares were sold at a price of $5.00 per share. Of the shares sold in the private placement, 500,000 were sold by us, and the balance was sold by stockholders of Xenonics Holdings, Inc. As a result, we received approximately $2.1 million in net proceeds.

          Roth Capital Partners, Newport Beach, California, and Bryant Park Capital, New York, New York, acted as co-placement agents in this transaction. We paid a cash fee of $150,000 along with warrants to purchase 40,000 shares of common stock to Roth Capital and a cash fee of $50,000 along with warrants to purchase 10,000 shares of common stock to Bryant Park Capital (BPC). The principal of BPC is Joel Magerman, a son of Alan P. Magerman (our Chairman of the Board) and brother of Michael Magerman (a director of Xenonics Holdings, Inc. until April 2005). The warrants were issued at $5.50 for a five-year term.

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

          Subsequent to the end of the quarter, 95,000 options were exercised at a price of $0.25 per share and 155,000 warrants were exercised at a price of $0.60 per share. No underwriter was involved in the warrant exercise described in this paragraph, and the share issuance was made without any public solicitation or the payment of any commissions in reliance on exemptions under Section 3(a)(9) and 4(2) of the Securities Act.

          We did not repurchase any shares of our common stock during the first six months of fiscal year 2005.

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

XENONICS HOLDINGS, INC.

	By:	/s/ RICHARD J. NAUGHTON

Date: May 16, 2005		Richard J. Naughton Chief Executive Officer

	By:	/s/ DONNA G. LEE

Date: May 16, 2005		Donna G. Lee Chief Financial Officer