Form 10QSB
period 2005-06-30
Xenonics Holdings, Inc.
filed 2005-08-12
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
As of August 10, 2005, the registrant had outstanding 15,611,878 shares of its $.001 par value Common Stock. Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2005	2004
$ in thousands, except share amounts	(unaudited)
Assets (Note 7)

Current assets:

Cash	$1,166	$3,269

Accounts receivable, net of allowance for doubtful accounts of $0	2,951	253

Inventories, net	3,205	922

Other current assets	209	189

Total Current Assets	7,531	4,633

Equipment, furniture and fixtures at cost, less accumulated depreciation of $67 and $59	49	35

Other non-current assets	25	24

Total Assets	$7,605	$4,692

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$1,495	$1,126

Due to factor	1,305	—

Accrued royalty	—	400

Accrued payroll and related taxes	105	93

Other current liabilities	10	—

Total Current Liabilities	2,915	1,619

Commitments and contingencies (Note 13)

Minority interest	31	—

Shareholders’ equity:

Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—

Common shares, $0.001 par value, 50,000,000 and 20,000,000 shares authorized as of 2005 and 2004, respectively; 15,511,878 shares issued and 14,166,878 issued and outstanding in 2005 and 2004, respectively	16	14

Additional paid-in capital	13,930	10,540

Accumulated deficit	(9,287)	(7,481)

Total Shareholders’ Equity	4,659	3,073

Total Liabilities and Shareholders’ Equity	$7,605	$4,692

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
$ in thousands, except share amounts	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$3,075	$4,119	$3,905	$10,984

Cost of goods sold	1,712	2,310	2,198	6,385

Gross profit	1,363	1,809	1,707	4,599

Selling, general and administrative	1,277	882	3,248	2,206

Engineering, research and development	111	45	335	120

(Loss) / income from operations	(25)	882	(1,876)	2,273

Other income/(expense), net:

Interest income	3	6	16	7

Interest expense	(7)	(2)	(8)	(30)

Other income	2	—	3	—

(Loss) / income before provision for income taxes	(27)	886	(1,865)	2,250

Income tax provision	(57)	90	(56)	196

Net income / (loss) before minority interest	$30	$796	$(1,809)	$2,054

Minority interest	7	—	(3)	—

Net income / (loss)	$23	$796	$(1,806)	$2,054

Net income / (loss) per share:

Basic	—	.06	(.12)	.15

Diluted	—	.05	(.12)	.12

Weighted average shares outstanding

Basic	15,191	14,080	14,742	13,285

Diluted	17,706	17,246	14,742	16,826

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Nine months ended
	June 30,
	2005	2004
$ in thousands	(unaudited)	(unaudited)

Cash flows from operating activities:

Net (loss) / income	$(1,806)	$2,054
Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Depreciation and amortization	8	4
Compensation to employees and directors paid with stock options	477	137
Interest expense converted to common stock		17
Issuance of common stock for services		50
Minority interest in net loss of subsidiary	(3)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,698)	(1,071)
Inventories, net	(2,283)	(199)
Other current assets	(21)	(34)
Accounts payable	369	530
Accrued payroll and related taxes	12	179
Accrued interest	—	(85)
Other current liabilities	10	—

Net cash (used in) provided by operating activities	(5,935)	1,582

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(22)	(27)

Net cash used in investing activities	(22)	(27)

Cash flows from financing activities:
Repayments on notes payable	—	(184)
Repayment of short-term borrowings	—	(400)
Proceeds from short-term debt	1,305
Net proceeds from issuance of common stock net of expenses	2,180	2,200
Proceeds in connection with the exercise of options and warrants	335	9
Proceeds in connection with the exercise of warrants in subsidiary	34	—

Net cash provided by (used in) financing activities	3,854	1,625

(Decrease) increase in cash	(2,103)	3,180
Cash, beginning of period	3,269	126
Cash, end of period	$1,166	$3,306

Supplemental cash flow information:
Cash paid during the year for income taxes	$(56)	$196
Cash paid during the year for interest	$3	$61

Noncash transactions:
Conversion of accrued royalties to common stock	$400	$—
Conversion of long-term debt to common stock		$250
Conversion of accrued interest to common stock		$17
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2004 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-KSB filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
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
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the nine months ended June 30, 2005 and has a capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing or support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
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
3. NET EARNINGS PER SHARE
     Basic earnings per share is computed by dividing the income / loss available to common shareholders by the weighted average number of common shares outstanding. For the nine month period ended June 30, 2005, diluted earnings per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three month period ended June 30, 2005 and the three and nine month periods ended June 30, 2004, diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
4. INVENTORIES
     Inventories were comprised of :

	June 30,	September 30,
	2005	2004

Raw materials	$169	$78
Work in process	139	87
Finished goods	2,910	767
Reserve for obsolescence	(13)	(10)

	$3,205	$922

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
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2005	2004

Accounts payable	$1,334	$101
Accrued expenses	161	1,025

	$1,495	$1,126

7. DUE TO FACTOR
     On June 10, 2005, we entered into a six month factoring agreement. Under this agreement we may factor our trade receivables on a recourse basis in return for an immediate cash credit equal to 80% of these factored receivables not to exceed $2,500. Additionally, we are charged a transaction fee of 2% for the first thirty days period of the gross invoice amount of the factored receivables. For factored receivables outstanding more than thirty days we a charged a transaction fee of ..6667% per ten day period. If such recourse receivables are not paid within 90 days, we must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all our assets including accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds there from of every kind and nature.
     At June 30, 2005, accounts receivable factored under this agreement and still outstanding were $1,631 of which $1,305 had been received under the factoring agreement under the recourse provisions. Fees incurred under this arrangement amounted to $5 during the three and nine months ended June 30, 2005. In July of 2005, the $1,305 was repaid and total fees under the arrangement amounted to $33.
8. ACCRUED ROYALTIES
     On December 3, 2004, Lightrays and the Company came to an agreement where the Company’s $400 liability to Lightrays will be satisfied through the issuance of 97,000 shares of the Company’s common stock, Xenonics’ 10% ownership in Lightrays was returned and the patent was assigned to Xenonics Holdings, Inc. The Company has not used, and is not currently using, the patented technology licensed from Lightrays. The Company’s ownership interest had no book value.
     Robert Buie, the current general partner of Lightrays, became a member of the Board as stipulated in the amended agreement in April 1998. He is also a shareholder.
9. SHAREHOLDERS’ EQUITY
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
10. USE OF ESTIMATES
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

11. STOCK BASED COMPENSATION
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
     For the nine months ended June 30, 2005, we granted options under the 2004 Option Plan to purchase an aggregate of 590,000 shares of our common stock at an exercise price of $3.80 per share to employees and directors. The options were granted on April 15, 2005 and vest over three years. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 3.94; and expected lives of three years from the date of grant. No other options have been granted under the 2004 Option Plan.
     No options were granted in the third quarter of fiscal year 2005 under the 2003 Option Plan. Options granted in the third quarter of fiscal year 2004 under the 2003 Option Plan covered 30,000 shares. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 4.37%; and expected lives of seven years from the date of grant.
     Total compensation expense for outstanding options for the three and nine months ended June 30, 2005 was $315 and $477, respectively. Total compensation expense for outstanding options for the three and nine months ended June 30, 2004 was $41 and $136, respectively.
     Options for 395,000 shares were exercised during the quarter ended June 30, 2005. There were no options exercised during the quarter ended June 30, 2004.
12. STOCK WARRANTS
     At June 30, 2005, 2,219,465 warrants were outstanding. No warrants were issued during the quarter ended June 30, 2005. During the same quarter in the prior period, 50,000 warrants were issued with an exercise price of $8.00 per share.
     There were 155,000 warrants exercised during the quarter ended June 30, 2005. During the quarter ended June 30, 2004, one warrant holder exercised 6,500 warrants with an exercise price of $0.825 per share.
     As of December 31, 2004, all warrants were vested and exercisable.

13. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss from December 14, 2004 thru June 30, 2005 was $3.
14. SIGNIFICANT CONTRACTS
          In June of 2005, the Company received a $2.9 million contract from the United States Marine Corps. Revenue recognized in the current quarter related to this contract was $2.7 million. Accounts receivable at June 30, 2005 related to this contract was $2.7 million.
15. CONTINGENCIES AND OTHER MATTERS
     For the nine months ended June 30, 2005, one customer represented 87.8% of Company sales. This customer represented 91.5% of trade receivables at June 30, 2005.
     As of June 30, 2005, 69.2% of accounts payables was due to one vendor compared to June 30, 2004 where 39.7% was due to one vendor.
     The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.
     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250, or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, and are included in the financial statements.

     On August 9, 2005, we reached a settlement with a former officer and his company. Among other things, the settlement provides him to return to us 112,500 of the 250,000 shares of our common stock at issue in the lawsuit and he will keep the remaining 137,500 shares. He also agreed to certify our ownership of all intellectual property that he worked on or conceived while serving as an officer, director, or consultant for us. The settlement does not include a monetary payment by either side. Pursuant to the settlement, the parties will dismiss the lawsuit and enter into a mutual release of all claims, known or unknown, which they may have against each other. We intend ask the court to continue the trial date in this action to allow the parties time to carry out the settlement.
16. SUBSEQUENT EVENTS
     In July 2005, 100,000 options were exercised at an exercise price of $0.25 per share.
     On August 5, 2005, the Company granted options to purchase 240,000 shares of its common stock an exercise price of $1.87 to its Chief Executive Officer. The options vest when certain revenue milestones are achieved.

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
     Results of Operations
     Three-months ended June 30, 2005 compared to the three-months ended June 30, 2004
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the three-months ended June 30, 2005 were $3,075,000 compared to revenues of $4,119,000 for the three-months ended June 30, 2004.
     In the three-months ended June 30, 2005, the Company sold $2,989,000 or 97% of revenue to the military market which includes both direct sales (U.S. Army, U.S. Navy and U.S. Marines) as well as sales to military resellers. This compares to $3,623,000 or 88% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same three months of the prior period. The decrease in revenue is due to fewer orders received in the current period. The Company has increased its marketing activity in this segment to increase awareness of the product and build future orders. The feedback regarding the product from current customers and those who are introduced to the product is positive and substantiates an increased demand, although there is no assurance that our increased marketing efforts will result in increased revenues. The Company continues to work with current and prospective customers to improve our position in the procurement process for all of the armed services. The Company is also developing and engaging in partnerships with first tier defense contractors to use Company technology in a variety of defense and security applications. The Company believes that it has made substantial efforts in this regard.
     There was less than $1,000 of sales to U.S. government agencies in the three months ended June 30, 2005. This compares to $477,000 or 12% of revenue for the same period in the prior year. The Company did not receive any significant orders this period compared to filling one order in the prior period. The Company is expanding its number of distributors and distribution channels and hopes to see more activity in this segment in the future.

     The Company sold $1,000 to various international customers for both the three month periods ended June 30, 2005 and 2004, respectively. This is another segment where expanding the number of distributors and distribution channels may result in increased revenue.
     The balance of this period’s sales of approximately $84,000 or 3% of revenue was generated with small orders from other customers compared to $19,000 for the same period in the prior period.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2005.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 44% for both three-month periods ended June 30, 2005 and 2004.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $395,000 to $1,277,000 for the three-months ended June 30, 2005 compared to $882,000 for the three-months ended June 30, 2004. The incremental expenses consisted primarily of increases in option compensation expense of $273,000, legal expenses of $157,000, marketing expenses of $61,000 with the remaining $14,000 from various other expenses. These expenses were offset by a reduction of $110,000 in sales commissions. In April 2005, the Company granted options to purchase 590,000 shares, which generated the option compensation expense of $243,000. The remaining increase was due to other options given out to employees over the last 12 months. The increase in legal expense is primarily driven by current legal actions. SEC related legal expense has slightly decreased.
     Engineering, Research & Development: Engineering, research and development expenses increased by $66,000 for the three-months ended June 30, 2005 compared to the three- months ended June 30, 2004. Increased number of employees impacted spending for the period by $71,000, slightly offset by other various expenses. With concentrated efforts in this area, other related engineering costs have also increased. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Income (Loss): The Company recorded net income of $23,000 for the three-months ended June 30, 2005 compared to profit of $796,000 for the three-months ended June 30, 2004. The revenue shortfall is the primary cause for the net loss in the current period. Although general and administrative expenses were expected to increase, the Company is reviewing expenditures for improved cost containment.
     Nine-months ended June 30, 2005 compared to the nine-months ended June 30, 2004
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the nine-months ended June 30, 2005 were $3,905,000 compared to revenues of $10,984,000 for the nine-months ended June 30, 2004.
     In the nine-months ended June 30, 2005, the Company sold $3,558,000 or 91% of revenue to the military market which includes both direct sales (U.S. Army, U.S. Navy and U.S. Marines) as well as sales to military resellers. This compares to $10,332,000 or 94% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same nine months of the prior period. The decrease was due to the receipt and shipping of significantly fewer and smaller orders in the current year. In addition, the prior year had a large backlog at the beginning of the year to be filled. The Company has increased its marketing activity in this segment to increase awareness of the product. The feedback regarding the product from current customers and those who are introduced to the product is positive and substantiates an increased demand, although there is no assurance that our increased marketing efforts will result in increased revenues. The Company continues to work with current and prospective customers to improve the procurement process for the availability of funds. The Company believes that it has made substantial efforts in this regard.
     Sales to the U.S. government agencies contributed $151,000 or 4% of revenue in the nine months ended June 30, 2005. This compares to $530,000 or 5% of revenue for the same period in the prior year which resulted from the Company receiving fewer government orders in the current year. The Company is expanding its distribution channels and hopes to see more activity in this segment in the future.
     The Company sold $52,000 or 1% to various international customers compared to $77,000 or 1% for the nine months ended June 30, 2005 and 2004, respectively. This is another segment where expanded distribution channels may result in increased revenues.
     The balance of this period’s sales of approximately $144,000 or 4% of revenue was generated with small orders from other customers compared to less than $46,000 or 1% of revenue for the same period in the prior period.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2005.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 44% and 42% for the nine-months ended June 30, 2005 and 2004, respectively. Prior year costs were higher through the second quarter before a cost reduction for the NightHunterII product was experienced.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $1,042,000 to $3,248,000 for the nine-months ended June 30, 2005 compared to $2,206,000 for the nine-months ended June 30, 2004. The incremental expenses consisted primarily of increases in legal expenses of $356,000, option expense of $339,000, accounting fees of $112,000, salaries and wages of $113,000, regulatory expenses of $83,000, marketing expense of $85,000 and D&O insurance of $48,000 with the remaining $16,000 from various other expenses offset by reductions in sales commissions of $110,000. In April 2005, the Company granted options to purchase 590,000 shares which generated the option compensation expense of $243,000. The remaining increase was due to other options given out to employees over the last 12 months. The increase in legal expense is primarily driven by current legal actions, although all legal expenses have increased. The Company became a reporting company in September of 2004 and some legal expenses, accounting fees and regulatory expenses are related to higher levels of reporting requirements including expenses related to the two registrations statements the company must maintain. The Company is making every effort to meet its reporting requirements as efficiently as possible.
     Engineering, Research & Development: Engineering, research and development expenses increased by $215,000 for the nine-months ended June 30, 2005 compared to the nine-months ended June 30, 2004. Increased number of employees impacted spending for the period by $167,000 along with $27,000 for consulting and various other expenses totaling $21,000. With concentrated efforts in this area, other related engineering costs have also increased. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Income (Loss): The Company experienced a loss of $1,806,000 for the nine-months ended June 30, 2005 compared to profit of $2,054,000 for the nine-months ended June 30, 2004. The variance is primarily the result of the revenue shortfall for the year. The revenue shortfall is the primary cause for the net loss in the current period. Although general and administrative expenses were expected to increase, the Company is reviewing expenditures for improved cost containment.
     Liquidity and Capital Resources
     As of June 30, 2005, the Company had working capital of $4,616,000 and a current ratio of 2.6-to-1 as compared to working capital of $3,014,000 and a current ratio of 2.9-to-1 as of September 30, 2004.
     Our net loss of $1,806,000 for the nine months ended June 30, 2005 negatively impacted cash in addition to an increase in accounts receivable of $2,698,000, an increase in inventory of $2,283,000, other uses of $21,000 and $3,000 related to the minority interest in the net loss of the subsidiary for a combined use of cash of $6,811,000. This was partially offset by an increase in compensation expense related to options of $477,000, an increase in accounts payable of $369,000 and other sources of $30,000 for a combined sources of cash of $876,000. These changes created net cash used for operations of $5,935,000 for the nine months ended June 30, 2005.
     Net cash provided by financing activities for the nine months ended June 30, 2005 included $335,000 from the exercise of warrants to purchase common stock in Xenonics Holdings, Inc. and $34,000 from the exercise of warrants to purchase common stock in Xenonics, Inc. See Note 13 to the condensed consolidated financial statements. In addition, the Company closed a private placement on January 28, 2005 that provided $2,179,000 million in cash.
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
     Seasonality
     During our limited operating history, we have experienced stronger sales in the second and third fiscal quarters (January through June) compared to sales during the first and fourth quarters (July through December). We believe that this seasonal pattern of sales primarily reflects the customary timing of purchases by our military customers. However, in the current year, the timing of the release of discretionary deployment funds to units has shifted. In addition, we expect that the seasonal pattern of revenue generation may change if our plans to enter additional governmental and non-governmental market segments are successful.

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

PART II. OTHER INFORMATION
     ITEM 1. Legal Proceedings
     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleges a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250,000 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We allege that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250,000 or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We have also asked the court to award us costs of the lawsuit. The foregoing 250,000 shares are currently treated as outstanding shares for all purposes, and are included in the financial statements.
     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asks the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us from further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The defendant alleges that we purportedly have not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we have not recognized the defendant as the inventor of the xenon illumination and television camera system.
     On August 9, 2005, we reached a settlement with a former officer and his company. Among other things, the settlement provides him to return to us 112,500 of the 250,000 shares of our common stock at issue in the lawsuit and he will keep the remaining 137,500 shares. He has also agreed to certify our ownership of all intellectual property that he worked on or conceived while serving as an officer, director, or consultant for us. The settlement does not include a monetary payment by either side. Pursuant to the settlement, the parties will dismiss the lawsuit and enter into a mutual release of all claims, known or unknown, which they may have against each other. We intend ask the court to continue the trial date in this action to allow the parties time to carry out the settlement.

     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
     ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On April 14, 2005, May 4, 2005 and May 24, 2005 we issued 45,000 shares, 50,000 shares and 50,000 shares, respectively, of common stock pursuant to option exercises at $0.25 per share. No underwriter was involved in the option exercises described in this paragraph, and the share issuances were made without any public solicitation or the payment of any commissions in reliance on the exemption under Section 3(a)(9) of the Securities Act of 1933 for an exchange of securities by an issuer with existing security holders and the exemption under Section 4(2) of the Securities Act for transactions not involving a public offering of securities. These shares were acquired under Rule 701.
     On April 1, 2005 and April 28, 2005, we issued 5,000 shares and 150,000 shares, respectively, of common stock pursuant to warrant exercises at $0.60 per share. No underwriter was involved in the warrant exercises described in this paragraph, and the share issuances were made without any public solicitation or the payment of any commissions in reliance on the exemption under Section 3(a)(9) of the Securities Act of 1933 for an exchange of securities by an issuer with existing security holders and the exemption under Section 4(2) of the Securities Act for transactions not involving a public offering of securities.
     During the quarter ended June 30, 2005, we did not issue any other securities that were not registered under the Securities Act.
     Subsequent to the end of the quarter, 100,000 options were exercised at a price of $0.25 per share. No underwriter was involved in the option exercise described in this paragraph, and the share issuance was made without any public solicitation or the payment of any commissions in reliance on exemptions under Section 3(a)(9) and 4(2) of the Securities Act.
     We did not repurchase any shares of our common stock during the first nine months of fiscal year 2005.

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

XENONICS HOLDINGS, INC.
	By:	/s/ Richard J. Naughton
Date: August 12, 2005		Richard J. Naughton
Chief Executive Officer

	By:	/s/ Donna G. Lee
Date: August 12, 2005		Donna G. Lee
Chief Financial Officer