Form 10KSB
period 2005-09-30
Xenonics Holdings, Inc.
filed 2006-01-13
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number: 0-50775
XENONICS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	84-1433854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2236 Rutherford Road, Suite 123 Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (760) 438-4004
Securities registered under Section 12(b) of the Act: None.
Securities registered under Section 12(g) of the Act: Common Stock, $.001 par value.
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Issuer’s revenues for its fiscal year ended September 30, 2005: $4,434,000.
Aggregate market value of the common stock held by non-affiliates of the Issuer as of December 31, 2005 was approximately $14,587,532
There were 15,572,675 shares of the Company’s common stock outstanding on December 31, 2005.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the issuer’s fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

Introductory Comment
     Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to Xenonics Holdings, Inc., a Nevada corporation formerly known as Digital Home Theater Systems, Inc., and, unless the context indicates otherwise, also includes our subsidiary, Xenonics, Inc., a Delaware corporation.
Forward-Looking Statements
     This annual report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.”

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
     We are largely dependent upon government orders for our revenues. Existing customers include all branches of the United States Armed Forces. We also sell to other government agencies such as the U.S. Border Patrol.
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
History
     We conduct all of our operations through our subsidiary, Xenonics, Inc. On July 23, 2003, Digital Home Theater Systems, Inc. acquired in a reorganization all of the issued and outstanding shares of Xenonics, Inc.’s common stock in exchange for 8,750,000 shares of our common stock, and we changed our name from Digital Home Theater Systems, Inc. to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with the issuance of stock for cash. For accounting purposes, Xenonics, Inc. was treated as the acquirer and, as such, its historical financial statements will continue and are incorporated by reference into this prospectus.
     In addition, we exchanged all of the then-outstanding options to purchase stock in Xenonics, Inc. for options to purchase our stock (at the same price then in effect, but with different terms), and exchanged 94% of the warrants to purchase stock in Xenonics, Inc. (one warrant to purchase 135,000 shares of Xenonics, Inc. common stock remained outstanding), for warrants to purchase our stock (with modified terms and a higher exercise price). On December 14, 2004, the holder of the remaining warrant to purchase shares of Xenonics, Inc. partially exercised his warrant and purchased 125,000 shares of Xenonics, Inc. As a result, we currently own approximately 98.6% of the issued and outstanding capital stock of Xenonics, Inc.
     Between 1999 and the time of the transaction described in the preceding two paragraphs, Digital Home Theater Systems engaged in no business activity or operations. The sole officer and director of the company formerly known as Digital Home Theater Systems, Inc. resigned and was replaced by the officers and directors of Xenonics, Inc.

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
     Military Forces, of the United States and Foreign Allies
     Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2005, we have sold approximately $18.1 million of NightHunter brand illumination systems into this market for testing or deployment. Our customers include the U.S. Army 75th Ranger Regiment, U.S. Army 82nd and 101st Airborne Divisions, the 10th Mountain division, the U.S. Air Force Kuwait Physical Security unit, the U.S. Navy SEALs, and the U.S. Marine Corps.

     The Defense Appropriations Bill for 2005 was $3.0 million for the Marine Corps to purchase the NightHunter products. Also, individual Army, Marine Corps, Air Force and Navy units have ordered NightHunters directly from us. We have also received orders from the discretionary budget dollars funds of several U.S. military units, and we have sold small quantities to foreign military units from Canada, the United Kingdom and Australia. The Defense Appropriations Bill for 2006 was $1.4 million for the purchase of NightHunter products.
     According to the International Institute for Strategic Studies and the U.S. Department of Defense, there are nearly 5 million active troops, over 9 million reserve troops, 660 warships, and 858 amphibious, major mine, and support ships, 30,839 heavy tanks, and 64,679 armored infantry vehicles in the armed forces of the United States and its allies. Given the large number of applications for NightHunter products, we believe that this represents a substantial market opportunity.
     U.S. Department of Homeland Security
     The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. Our products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security, and as of September 30, 2005 we have sold more than $1.5 million of NightHunter products to these organizations. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for our products. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.
     U.S. Law Enforcement and Fire, Search & Rescue
     We are in the early stage of pursuing additional opportunities for sales of NightHunter illumination systems to U.S. law enforcement and fire, search & rescue organizations. Thus far sales to this market group have been limited. However, law enforcement and fire, search & rescue represent potentially significant market opportunities. More than 700,000 law enforcement personnel are estimated to be employed in the United States and there are over 30,000 fire, search & rescue departments in the United States.
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
     In January 2003, we entered into a three-year agreement with PerkinElmer Electronics, Inc. for the manufacturing of our NightHunterII product. This agreement will renew automatically for an additional 12 month term unless otherwise terminated by either party. PerkinElmer, a publicly traded company (NYSE: PKI), is a leader in the life sciences, fluid sciences and optoelectronics industries. Under the terms of this agreement, PerkinElmer will manufacture all NightHunterII products exclusively for Xenonics, on a fixed price basis. In return, we have agreed not to purchase any NightHunterII products from any other manufacturer or to manufacture any NightHunterII products ourselves. In addition, PerkinElmer agreed not to produce, market, or sell NightHunterII products to any entity except Xenonics. PerkinElmer further agreed that all intellectual property relating to the NightHunterII products is solely owned by Xenonics.

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
Regulation
     We applied to the United States Department of Commerce, Bureau of Export Administration for an export license. In response to our inquiry, the department assigned an EAR classification of 99. We can export our product without a license to all countries that are not on the restricted list IAW part 746 of the EAR.
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
     We also are the licensee of an issued patent, which was transferred to us based on an agreement with Lightrays, Inc. (Lightrays). The licensed patent is not used in any of our current products. In December 2004, we entered into an agreement to issue 97,000 shares of our common stock and other consideration to Lightrays as payment in full for all obligations we may owe Lightrays, including the $400,000 accrued royalty payment and Lightrays agreed to assign and transfer the Lightrays patent and related intellectual property to us.
     Our “NightHunter” and “Xenonics” trademarks have been registered with the United States Patent and Trademark Office.
Research and Development
     We maintain an engineering, research and development program for the development and introduction of new products and accessories and for the development of enhancements and improvements to our existing products. In addition, we collaborate closely with certain of our largest customers in the design and improvement of our products to suit their respective needs. As such, we consider our research and development program to be an important element of our business, operations and future success.
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
     During the fiscal year ended September 30, 2005 and 2004, we spent $504,000 and $248,000, respectively, on engineering, research and development.
Employees
     As of September 30, 2005, we employed 16 persons. There are four members in our executive management team, five persons employed in operations, two persons in engineering and five persons involved in sales and administrative support. We are not a party to any collective bargaining agreements.
ITEM 2. DESCRIPTION OF PROPERTY
     Our principal operations and executive offices are located at 2236 Rutherford Road, Suite 123, Carlsbad, California 92008 and our telephone number is (760) 438-4004. The facility consists of approximately 9,200 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2008.
ITEM 3. LEGAL PROCEEDINGS
     On July 2, 2004, we filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleged a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250,000 to our subsidiary, Xenonics, Inc., in exchange for 250,000 shares of Xenonics, Inc.’s common stock. We alleged that the stock certificate is void or voidable. In our complaint, we requested that the 250,000 shares be declared void or the defendants be ordered to pay us $1,250,000 or the current value of the 250,000 shares of our common stock plus interest at the rate of 10% per year. We also asked the court to award us costs of the lawsuit.
     An answer to our complaint was filed on August 11, 2004 in which the defendants denied our allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against us and our subsidiary, Xenonics, Inc. The cross complaint asked the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to us in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin us from further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that we have earned on the NightHunterII from November 25, 2003. The cross-complainant alleged that we had not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that we had not recognized him as the inventor of the xenon illumination and television camera system.
     On January 26, 2005, we amended our complaint to add causes of action for misappropriation of trade secrets and breach of fiduciary duty. The new causes of action were based on allegations that the defendant, while working for us and thereafter, revealed our trade secrets in violation of California law and in breach of his fiduciary duties. In addition to the relief sought in the original complaint, the amended complaint also sought compensatory and punitive damages, attorneys’ fees, and injunctive relief.
     On September 28, 2005, we reached a formal settlement with the former officer and his company. Among other things, the settlement required the former officer to return to us 112,500 of the 250,000 shares of our common stock at issue in the lawsuit and provided that he will keep the remaining 137,500 shares. The former officer has also agreed to certify the company’s ownership of all intellectual property that he worked on or conceived while serving as an officer, director or consultant for us, and provide us with a tape recorded interview detailing any use he may have made of our intellectual property. The settlement does not include a monetary payment by either side. Pursuant to the settlement, the parties have entered into a mutual release and dismissal of all claims, with the exception of the claims that the company asserted for breach of fiduciary duty and misappropriation of trade secrets, which will be released without prejudice after he gives us the interview.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. Market for Common Equity and Related Stockholder Matters
     Our common stock is currently traded under the symbol “XNN” on the American Stock Exchange. Prior to April 4, 2005, our common stock was traded under the symbol “XNNC” on the OTC Bulletin Board. Prior to October 26, 2004, our common stock was quoted, and sporadically traded, in the Pink Sheets, a quotation service operated by Pink Sheets LLC that collects and publishes market maker quotes for over-the-counter securities. These represent prices between dealers, exclusive of retail markup, markdown or commission and do not necessarily represent actual transactions.

Year ended September 30, 2005	High	Low
First Quarter	12.25	3.25
Second Quarter	8.00	4.00
Third Quarter	5.00	2.05
Fourth Quarter	3.70	1.60

Year ended September 30, 2004	High	Low
First Quarter	7.00	1.70
Second Quarter	7.30	4.10
Third Quarter	8.75	4.75
Fourth Quarter	6.50	3.00
     As of September 30, 2005, there were 15,572,675 common shares outstanding and approximately 109 shareholders of record, not including holders who hold their stock in “street name”.
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
Repurchase of Securities
     We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2005.

Recent Sales of Unregistered Securities
     Not applicable
Equity Compensation Plan Information
     The following table summarizes as of September 30, 2005, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
	and rights	and rights	(excluding column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,635,000	$2.56	860,000

Equity compensation plans not approved by security holders	438,000	$2.00	—

Total	2,073,000	$2.44	860,000

     The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company has not adopted without the approval of security holders any equity compensation plan under which securities of the issuer are authorized for issuance.
     On September 9, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued the consultant a warrant to purchase 438,000 shares of the Company’s common stock at an exercise price of $2.00.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation
Forward-Looking Statements
     The following Management’s Discussion and Analysis or Plan of Operation, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” below.
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
     We conduct all of our operations through our subsidiary, Xenonics, Inc. On July 23, 2003, Digital Home Theater Systems, Inc. acquired in a reorganization all of the issued and outstanding shares of Xenonics, Inc.’s common stock in exchange for 8,750,000 shares of our common stock, and we changed our name from Digital Home Theater Systems, Inc. to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with the issuance of stock for cash. For accounting purposes, Xenonics, Inc. was treated as the acquirer and, as such, its historical financial statements will continue and are incorporated by reference into this prospectus.
     In addition, we exchanged all of the then-outstanding options to purchase stock in Xenonics, Inc. for options to purchase our stock (at the same price then in effect, but with different terms), and exchanged 94% of the warrants to purchase stock in Xenonics, Inc. (one warrant to purchase 135,000 shares of Xenonics, Inc. common stock remained outstanding), for warrants to purchase our stock (with modified terms and a higher exercise price). On December 14, 2004, the holder of the remaining warrant to purchase shares of Xenonics, Inc. partially exercised his warrant and purchased 125,000 shares of Xenonics, Inc. As a result, we currently own approximately 98.6% of the issued and outstanding capital stock of Xenonics, Inc.
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
     We also generate sales from the United States Border Patrol, which became realigned under the Department of Homeland Security. In the past, our products were sold directly to specific border patrol locations. We expect that with the new organizational structure, the marketing effort will be similar to that used with the military.
     Small orders are also sold to numerous other customers including international customers, law enforcement and resellers.
Trends in Our Business
     The prior fiscal year marked the first year in which revenue levels were sufficient to generate net income and the current year revenue levels did not maintain the traction. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products, expanding our customer base and from a marketing perspective becoming a part of long range requirement programs. We are in the process of determining new products, opportunities and distribution channels that will best help us to reach a goal of an expanded customer base. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
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
     Accounts Receivable - We recognize revenue upon shipment in accordance with Staff Accounting Bulletin (SAB) No. 101. Our history indicates that we will collect all of our accounts receivable, 100% of which on September 30, 2005 were due from the U.S. government. Accordingly, we have not established any reserve for doubtful accounts.
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
     Inventory Valuation – Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company may also provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. Certain orders from the United States Government that were anticipated in the fourth quarter of fiscal 2005 were not realized, and the quantities of inventory at September 30, 2005 which were estimated to be excessive have been fully reserved, based on existing orders and assumptions of future demand. The allowance is measured as the cost of the excess inventory and the estimated amount realized based upon assumptions about future demand. The allowance was charged to the provision for inventory, which is a component of cost of sales. A new basis for the inventory is established, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.
     A physical inventory is completed on a monthly basis, and adjustments are made quarterly based on such inspections. If it is determined that our estimates of the valuation of inventories is incorrect, we may need to establish additional reserves, which would negatively affect any future earnings.
     SFAS No. 151 amends Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for idle facility expense, freight, handling costs and waste (spoilage). Previously, these costs were recognized as current period expenses when they were considered “so abnormal.” SFAS No. 151 requires those items be recognized as current period charges regardless of whether they meet the “so abnormal” criteria. In addition, this Statement clarifies that fixed overhead allocations to inventory costs be based on normal capacity of production facilities. This Statement is effective for inventory costs incurred during fiscal year 2006 and earlier application is permitted. We believe our current accounting policies closely align to the new rules. Accordingly, we do not believe this new standard will have a material impact on our financial statements.

Results of Operations
Twelve-months ended September 30, 2005 compared to September 30, 2004
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the fiscal year ended September 30, 2005 were $4,434,000 compared to revenues of $11,927,000 for the fiscal year ended September 30, 2004.
     In the fiscal year ended September 30, 2005, the Company sold $4,026,000 or 91% of revenue to the military market which includes both direct sales (U.S. Army, U.S. Navy and U.S. Marines) as well as sales to military resellers. This compares to $11,226,000 or 94% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the prior year. The decrease in revenue is due to fewer orders received in the current fiscal year. The Company has increased its’ marketing activity in this segment to increase awareness of the product and build future orders. The feedback regarding the product from current customers and those who are introduced to the product is positive and substantiates an increased demand, although there is no assurance that our increased marketing efforts will result in increased revenues. The Company continues to work with current and prospective customers to improve our position in the procurement process for all of the armed services. In the current fiscal year, we focused on becoming part of long range programs. We expect this effort to start impacting revenue in the next year. The Company is also developing and engaging in partnerships with first tier defense contractors to use Company technology in a variety of defense and security applications. The Company believes that it has made substantial efforts in this regard.
     There was $151,000 or 3% of revenue to U.S. government agencies in the fiscal year ended September 30, 2005. This compares to $534,000 or 4% of revenue for the prior fiscal year. The Company did not receive any significant orders this period compared to filling one order in the prior period. The Company is expanding its number of distributors and distribution channels and hopes to see more activity in this segment in the future.
     The Company sold $50,000 or 1% of revenue to various international customers in fiscal year 2005 and $78,000 or 1% of revenue in 2004. This is another segment where expanding the number of distributors and distribution channels may result in increased revenue.
     The balance of this fiscal year’s sales of approximately $207,000 or 5% of revenue was generated with orders from other customers compared to $89,000 or 1% of revenue for fiscal year 2004.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2006.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 0% for the year ended September 30, 2005 compared to 42% for the prior year. The company determined that based on the decrease in revenues of a specific product in fiscal year 2005, $1,953,000 of finished goods inventory should be identified as excess inventory. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. This adjustment reduced the gross profit percentage from 44% to 0%. The 44% was an improvement over prior year due to a sales mix of higher margin accessories in fiscal year 2005 and a decrease in the cost of manufacturing from Perkin Elmer experienced in the middle of fiscal year 2004. Future sales of excess inventory will have a positive effect on the company’s gross profit percentage.
     We review costs and processes on an ongoing basis in an effort both to maintain quality and to reduce costs when possible. With an emphasis on both increased volume requirements and quality issues, the addition or replacement of vendors may be required.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $1,771,000 to $4,884,000, in the year ended September 30, 2005 compared to $3,113,000, for the year ended September 30, 2004. The increase in expenses reflected additional expenses related to employee option compensation expense, litigation, and corporate governance matters. These incremental expenses consisted primarily of increases in employee option compensation expense of $429,000, consulting expense (including compensation expense for warrants) of $340,000, litigation expenses of $383,000, corporate governance expenses of $182,000, accounting expenses of $137,000 and other legal expenses of $159,000.
     The company expects to be able to reduce legal costs significantly. As a small company, we employ outside services in such areas as legal, engineering, accounting and sales & marketing consulting. We are continuously evaluating the most efficient use of the company’s funds for such services.
     Engineering, Research & Development: Engineering, research and development expenses increased by $256,000 during the year ended September 30, 2005 compared to the prior year ended September 30, 2004. Engineering, research and development spending levels are expected to increase in the future as we increase our efforts to develop new products and make improvements to our existing products.
     We will continue to improve our current product line and are creating a second generation of products. The improvements to our products are based on customer feedback. In addition, we recognize the need to develop additional products in an effort to expand our customer base and product selection to our current customers.
     Other Income / Expense: Common stock was returned to the company as part of a settlement of a lawsuit which created a gain of $306,000 for the year ended September 30, 2005. The balance of other expense in both the September 30, 2005 and 2004 twelve-month periods consisted primarily of interest expense. Interest expense, net of interest received; decreased to $14,000 for the year ended September 30, 2005 compared to net interest expense of $16,000 for the prior year ended September 30, 2004. Interest expense related to notes payable and short-term borrowings.
     Provision for Income Taxes: For the year ended September 30, 2005, the $49,000 credit provision for income taxes was created due to the receipt of a state refund relating primarily to an adjustment based on California state franchise tax overpayment for the 2004 tax year. The $158,000 provision for income taxes consisted primarily of California state franchise tax payable as the result of our taxable income of $1,634,000 for the year ended September 30, 2004.
     Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the year ended September 30, 2005 and has a capital deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing or support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
     As of September 30, 2005, we had working capital of $1,691,000 and a current ratio of 3.4-to-1.
     Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created a significant accumulated deficit ($12,485,000 as of September 30, 2005 and $7,481,000 as of September 30, 2004). Prior to the year ended September 30, 2004, we relied on the sale of equity and the issuance of short-term promissory notes to fund our working capital needs.
     During the year ended September 30, 2004, our operations significantly improved, as did our liquidity and our capital structure. However, during the year ended September 30, 2005, cash at the end of the year decreased by $2,379,000 from the amount of cash on hand at September 30, 2004, and our total current assets decreased by $2,242,000. The decrease in liquidity is the result of lower than expected revenues and increased inventory levels offset by our financing activities.
     We did not have any material commitments for capital expenditures as of September 30, 2005 and currently do not anticipate any such material expenditures during the current fiscal year ending September 30, 2006.
     Our net loss of $5,004,000 for the year ended September 30, 2005 negatively impacted use of cash. During the year ended September 30, 2005, we used $4,937,000 of cash from operations, which differs from our net income primarily as a result of changes in liabilities offset by stock option compensation and the issuance of warrants and compensation for services. In the year ended September 30, 2005, the company increased finished goods inventory by$2,049,000. The inventory build was in contemplation of increased revenue levels and to provide enhanced delivery times to our customers. However, the company determined that based on the decrease in demand of a specific product in fiscal year 2005, $1,953,000 of finished goods inventory was identified as excess inventory. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. Future sales of excess inventory will have a positive effect on the company’s gross profit percentage.
     Financing activities for the year ended September 30, 2005 included a private placement of 500,000 shares of common stock at $5.00 per share (from which we received $2,179,000) and the proceeds of $372,000 from the exercise of options and warrants to purchase 859,000 shares of common stock. The Company also received $34,000 for the exercise of warrants in the subsidiary. Additionally, the Company factored receivables and received short-term borrowings of $1,305,000 which was repaid prior to the end of the fiscal year.
     During the year ended September 30, 2004, we generated $1,670,000 of cash from operations, which differs from our net income primarily as a result of the timing of the recognition of sales and the collection of accounts receivables, as well as changes in other significant assets, such as inventory and liabilities.
     Financing activities for the year ended September 30, 2004 included a private placement of 600,000 shares of common stock at $2.50 per share (from which we received $1,500,000), the private sale of 200,000 shares of common stock and warrants to purchase an additional 50,000 shares (from which sale we received $850,000), and the repayment in cash of $716,000 of short-term borrowings and notes payable. Additionally, another note payable for $250,000, plus accrued interest of $17,000, was converted into 533,726 shares of common stock in accordance with the terms of that note at $0.50 per share. Our noncash transactions included the issuance of 20,000 shares of our common stock, valued at $2.50 per share, to Bryant Park Capital, Inc. as compensation for services.
     The following is a summary of our contractual cash obligations at September 30, 2005 for the following fiscal years:

						2010
Contractual Obligations	Total	2006	2007	2008	2009	and thereafter

Long-Term Office Lease	$331,000	$104,000	$108,000	$110,000	$9,000	—

Other	$3,000	$3,000	—	—	—	—

Total	$334,000	$107,000	$108,000	$110,000	$9,000	—
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
     Based on the amount of working capital that we had on hand on September 30, 2005 and the amount of unfilled orders we have pending, the Company is dependent on its ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Although management believes it can obtain additional financing, there is no certainty that it can.
RISK FACTORS
     An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this annual report and in the documents incorporated herein by reference. If any of the following risks actually occurs, our business, financial condition, results of operations and business prospects could be materially and adversely affected. In such event, the trading price of our common stock would likely decline.
Risks Related to Our Business
We have a limited operating history, which makes it difficult for investors to evaluate our business prospects.
     While we have been developing high illumination products since 1997, we have been engaged in selling our products for only the past four years and have generated material sales only since March 2003. As a result, we have a very limited operating history for investors to consider in evaluating an investment in our common stock.

Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.
     For the most recent fiscal year ended September 30, 2005, we posted a net loss of $5,004,000 on sales of $4,434,000, compared to net income of $1,476,000 on revenues of $11,927,000 for the year ended September 30, 2004. Prior to the fiscal year ended September 30, 2004, we experienced losses in each year since our formation. Our net losses totaled $832,000 in 1999, $1,043,000 in 2000, $1,593,000 in 2001, $1,196,000 in 2002 and $1,963,000 for the period ended September 30, 2003, a nine-month transition period due to a change in fiscal year end from December 31 to September 30. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of this company.
The loss of any one of our major customers would have an adverse effect on our revenue.
     We are dependent on a few large customers. For the fiscal year ended September 30, 2005, sales to the U.S. Marine Corps represented 69% of our total sales. For the fiscal year ended September 30, 2004, sales to the U.S. Army represented 76% of our total sales. Accordingly, the loss of either the U.S. Army or U.S. Marine Corps as a customer could have a material adverse impact on the results of our operations and on our financial condition. Currently, we do not have any long-term purchase commitments from the U.S. military or any other customer. No assurance can be given that our existing customers will continue to purchase our products or that we will receive similar orders from other customers.
     Most of our NightHunter illumination products that we have recently sold and shipped have been shipped to U.S. military forces operating in, or related to, the currently on-going military operations in Afghanistan and Iraq. These shipments have contributed to the recent significant increase in our sales. While we believe that we would have received orders from the U.S. military even without the recent military activity in Afghanistan and Iraq, the events in Afghanistan and Iraq have affected the amount of our recent sales and the timing of the delivery of the products ordered by the military. The withdrawal of U.S. forces from these regions, or any other reduction in the military’s need for our illumination products, may in the future reduce the demand for our products by such military forces.
The loss of contracts with U.S. government agencies would adversely affect our revenue.
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
     The ultra-high intensity lighting industry, in which we operate, is characterized by mature products and established industry participants. We compete with other providers of specialized lights in the United States and abroad who have created or are developing technologies and products that are similar to the products we are selling to many of the same purchasers in our targeted markets. Although we believe that our competitors do not offer products as advanced as ours, competition from these companies is intense. Because we are currently a small company with a limited marketing budget, our ability to compete effectively will depend on the benefits of our technology and on our patents. There is no assurance that potential customers will select our technology over that of a competitor, or that a competitor will not market a competing technology with operating characteristics similar to those owned by us.
     Our products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, technological advances by current or potential competitors, or other approaches. If such a development were to occur, we might be required to reduce our prices in order to remain competitive and these lower prices could affect our profitability. We compete on the basis of a number of factors in areas in which we have limited experience, including marketing to the military and governmental agencies, and customer service and support. There is no assurance that we will be able to compete successfully against current or future competitors.
Because we have limited marketing and sales experience in the illumination products marketplace, we may be unable to compete successfully against other companies that have a history and track record in the high-intensity lighting marketplace.
     We have a small marketing and sales division and relatively limited experience in marketing, sales and distribution of illumination products. We currently only have three persons engaged on a full-time basis in marketing and sales. Although our other officers have experience in the operations and management of various businesses and have experience in the high intensity lighting field, they have limited experience in the management of a company engaged in the high volume sale of high-intensity lighting. In addition, while we have had success in marketing to certain branches of the U.S. military and to certain other U.S. governmental agencies; we have not been successful in generally marketing our products to a wider market. There can be no assurance that our limited marketing and sales capabilities will enable us to compete successfully against competitors that have a history and track record in the high-intensity lighting marketplace. If we do not establish or maintain an effective marketing and sales organization, our business will be adversely affected.
The loss of any of our key personnel could adversely affect our business.
     We depend on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board, Richard J. Naughton, our Chief Executive Officer, and Jeffery P. Kennedy, our Chief Operating Officer and President. The loss of the services of one or more of these individuals could delay or prevent us from achieving our objectives.
The interests of our current stockholders will be diluted if we seek additional equity financing in the future, and any debt financing that we seek in the future will expose us to the risk of default and insolvency.
     We are dependent on our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Although management believes it can obtain additional financing, there is no certainty that it can. Any equity financing may involve dilution of the interests of our current stockholders, and any debt financing would subject us to the risks associated with leverage, including the possible risk of default and insolvency.

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
     We own the rights to seven patents (or allowed patent applications) and three patent pending applications relating to the design and configuration of our xenon illumination technology. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. No assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
     We regard portions of the designs and technologies incorporated into our products as proprietary, and we attempt to protect them with a combination of patent, trademark and trade secret laws, employee and third-party nondisclosure agreements and similar means. Despite these precautions, it may be possible for unauthorized third parties to copy certain portions of our products or to otherwise obtain and use to our detriment information that we regard as proprietary. There is no assurance that the agreements we have entered into with employees or third parties to maintain the confidentiality of our confidential or proprietary information will effectively prevent disclosure of our confidential information or provide meaningful protection for our proprietary information or that our confidential or proprietary information will not be independently used by our competitors.
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
     In January 2003, we entered into a three-year manufacturing agreement with PerkinElmer, a global provider of products and services to, among others, the optoelectronics industries, for the manufacture of NightHunterII products. In the absence of termination notification by either party, the agreement will automatically renew for a twelve-month term.
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

Risks Related to Our Common Stock
Because our stock is thinly traded, you may be unable to sell your shares at an adequate price or at all.
     There has been no long-term established public trading market for our common stock, and there is no assurance that a regular and established market will be developed and maintained for our common stock. There is also no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares. Our common shares are thinly traded on the American Stock Exchange, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, there is no assurance that you will be able to sell your shares at or near ask prices or at all.
If securities or industry analysts do not publish research reports about our business or if they downgrade our stock, the price of our common stock could decline.
     Small, relatively unknown companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. However, to our knowledge, no analysts either cover our company or the segment of the industry in which we operate. The lack of published reports by independent securities analysts could limit the interest in our common stock and negatively affect our stock price. We do not have any control over the research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price would likely decline. If any analyst ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price to decline.
Anti-takeover provisions in our articles of incorporation could adversely affect the value of our common stock.
     Our articles of incorporation contain certain provisions that could impede a non-negotiated change in control. In particular, without stockholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, which takeover or change of control could be at a premium to the then-current stock price.
The future issuance of additional common and preferred stock could dilute existing stockholders.
     We are currently authorized to issue up to 50,000,000 shares of common stock. To the extent that common shares are available for issuance, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing stockholders.
     We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:
-	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

-	receiving preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation;

-	delaying, deferring or preventing a change in control of our company; and

-	discouraging bids for our common stock.
There has been, and may continue to be, significant volatility in our stock price and, as a result, you may be unable to sell your shares for more than your purchase price.
     Since we acquired Xenonics, Inc., the closing price of our shares of common stock on the Pink Sheets electronic trading system and subsequently on the OTC Bulletin Board and then on the American Stock Exchange has fluctuated from $1.63 per share to $11.25 per share. The future market price of our common stock may be affected by many factors and may continue to be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to our activities, future financial condition and management.
We do not plan to pay any cash dividends on our common stock.
     We do not plan to pay any cash dividends on our common stock in the foreseeable future. Any decision to pay dividends is within the discretion of the board of directors and will depend upon our profitability at the time, cash available and other factors. As a result, there is no assurance that there will ever be any cash dividends or other distributions on our common stock.
The exercise of outstanding stock options and warrants would dilute the ownership interests of our existing stockholders and could cause our stock price to decline.
     There are currently outstanding stock options and warrants entitling the holders to purchase 4,281,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.25 per share to $8.00 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing stockholders and could cause our stock price to decline.

Future sales of common stock by our existing stockholders and option and warrant holders could cause our stock price to decline.
     As of September 30, 2005, we had 15,572,675 outstanding shares of common stock. Approximately 9,287,936 of those shares are freely tradable without further registration under the Securities Act of 1933. Furthermore, an additional 4,281,168 shares of our common stock that are issuable upon the exercise of outstanding options and warrants will be freely tradable if they are acquired upon the exercise of the underlying options or warrants.
     Approximately 6,284,739 of our outstanding shares are “restricted securities,” as that term is defined by Rule 144 under the Securities Act, and may be sold in the public market only if their resale is registered or if they qualify for an exemption from registration under the Securities Act. Approximately 5,940,179 of those outstanding restricted shares of our common stock are currently eligible for resale in the public market in accordance with the volume limitations and other restrictions of Rule 144. Furthermore, any shares of common stock that are held by our “affiliates,” as that term is defined in Rule 144, may be publicly sold only if the sale is registered under the Securities Act or if the sale is made in compliance with certain volume limitations and other restrictions imposed by Rule 144, regardless as to whether the issuance of such shares to our affiliates was registered under the Securities Act.
     The release into the public market of a large number of freely tradable shares and restricted securities that are now eligible or subsequently become eligible for public resale under Rule 144 could cause the market price of our common stock to decline. The perception among investors that these sales may occur could produce the same adverse effect on our market price.

ITEM 7. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Xenonics Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced a net loss and had cash outflows from operating activities for the year ended September 30, 2005 and has a capital deficit. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Eisner LLP
New York, New York
November 10, 2005

CONSOLIDATED BALANCE SHEET

September 30,
2005
in thousands, except per share amounts

Assets
Current assets:
Cash	$890
Accounts receivable, net of allowance for doubtful accounts of $0	213
Inventories, net	1,206
Other current assets	82

Total Current Assets	2,391

Equipment, furniture and fixtures at cost, less accumulated depreciation of $70 and $59, respectively	50
Other non-current assets	25

Total Assets	$2,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$608
Accrued royalty	—
Accrued payroll and related taxes	86
Other current liabilities	6

Total Current Liabilities	700

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000 and 20,000 shares authorized as of 2005 and 2004, respectively; 15,686 and 14,167 shares issued and outstanding in 2005 and 2004, respectively	16
Less treasury stock, at cost, 113 shares in 2005	(306)
Additional paid-in capital	14,541
Accumulated deficit	(12,485)

Total Shareholders’ Equity	1,766

Total Liabilities and Shareholders’ Equity	$2,466

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2005	2004
in thousands, except per share amounts

Revenue	$4,434	$11,927

Cost of goods sold (including write down of excess inventory of $1,953 in 2005)	4,431	6,916

Gross profit	3	5,011

Selling, general and administrative	4,884	3,113
Engineering, research and development	504	248

(Loss) / income from operations	(5,385)	1,650

Other income/(expense), net:
Interest income	22	15
Gain on settlement	306	—
Interest expense	(36)	(31)
Other income	6	—

(Loss) / income before provision for income taxes	(5,087)	1,634
Income tax (benefit) provision	(49)	158

(Loss) / income before minority interest	$(5,038)	$1,476

Minority interest	(34)	—

Net (loss) / income	$(5,004)	$1,476

Net (loss) / income per share:

Basic	(.33)	.11

Diluted	(.33)	.09

Weighted average shares outstanding
Basic	14,963	13,508

Diluted	14,963	16,932

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

in thousands
Balance at September 30, 2003	12,792	13	—	—	7,757	(8,957)	(1,187)

Options exercised	10	—	—	—	3	—	3
Issuance of common stock in private placement	600	1	—	—	1,499	—	1,500
Warrants exercised	12	—	—	—	8	—	8
Issuance of common stock in private placement, net of offering costs of $136	200	—	—	—	714	—	714
Conversion of debt of $250 and related accrued interest of $17 to common stock	533	—	—	—	267	—	267
Issuance of common stock for services	20	—	—	—	50		50
Compensation charge for stock options issued to employees and directors	—	—	—	—	185	—	185
Issuance of warrants for services	—	—	—	—	57	—	57
Net income	—	—	—	—	—	1,476	1,476

Balance at September 30, 2004	14,167	$14	—	—	$10,540	$(7,481)	$3,073

Options exercised	495	1	—	—	123	—	124

Warrants exercised	364	—	—	—	248	—	248

Issuance of common stock for services	63	—	—	—	110	—	110
Issuance of common stock in private placement, net of offering costs of $321	500	1	—	—	2,178	—	2,179
Conversion of accrued royalties to common stock	97	—	—	—	400	—	400
Gain on settlement		—	(113)	(306)	—		(306)
Compensation charge for stock options issued to employees and directors	—	—	—	—	614	—	614
Issuance of warrants for services	—	—	—	—	328	—	328
Net loss	—	—	—	—	—	(5,004)	(5,004)

Balance at September 30, 2005	15,686	$16	(113)	$(306)	$14,541	$(12,485)	$1,766

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	September 30,
	2005	2004

in thousands
Cash flows from operating activities:
Net (loss) / income	$(5,004)	$1,476

Adjustments to reconcile net (loss) / income to net cash (used in) provided by operating activities:
Depreciation and amortization	11	6
Compensation to employees and directors paid with stock options	614	185
Issuance of warrants for services	328	57
Gain from settlement of common stock	(306)	—
Write down of excess inventory	1,953	—
Interest expense converted to common stock	—	17
Issuance of common stock for services	110	50
Minority interest in net loss of subsidiary	(34)	—
Changes in operating assets and liabilities:
Accounts receivable	40	274
Inventories, net	(2,237)	(738)
Other current assets	106	(156)
Accounts payable	(518)	548
Accrued payroll and related taxes	(7)	43
Accrued interest	—	(92)
Other current liabilities	6	—

Net cash (used in) provided by operating activities	(4,938)	1,670

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(26)	(36)

Net cash used for investing activities	(26)	(36)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,305
Repayment of short-term borrowings	(1,305)	(400)
Repayments on notes payable	—	(316)
Net proceeds from issuance of common stock net of expenses	2,179	2,214
Proceeds in connection with the exercise of options and warrants	372	11
Proceeds in connection with the exercise of warrants in subsidiary	34	—

Net cash provided by financing activities	2,585	1,509

(Decrease) Increase in cash	(2,379)	3,143
Cash, beginning of period	3,269	126
Cash, end of period	$890	$3,269

Supplemental cash flow information:
Cash paid during the year for income taxes	$—	$237
Cash paid during the year for interest	$36	$69

Noncash transactions:
Conversion of long-term debt to common stock	—	$250
Conversion of accrued interest to common stock	—	$17
Conversion of accrued royalties to common stock	$400	—
The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except for per share amounts)
1.	OPERATIONS AND OTHER ORGANIZATIONAL MATTERS
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
     In July 2003, Xenonics completed a reorganization with Digital Home Theater Systems, Inc. (DHTS), a Nevada corporation that had previously operated as a multimedia service provider. DHTS had discontinued operations in 1999. In connection with the transaction, DHTS acquired 100% of Xenonics for 8,750 shares of common stock. Immediately preceding the transaction, DHTS issued 1,460 shares of its stock at $0.875 per share for total gross proceeds of $1,277. Legal and commission costs incurred in the private placement totaled $123. Upon the closing of the reorganization, DHTS changed its name to Xenonics Holdings, Inc. (Holdings), together with Xenonics, collectively, the “Company”. The transaction was accounted for as a recapitalization of Xenonics with an issuance of common stock for cash. Although Holdings was the legal acquirer in the transaction, Xenonics was the accounting acquirer and, as such, its historical financial statements will continue. No goodwill was recorded as a result of the transaction.
     On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, the Company currently owns 98.6% of the issued and outstanding capital stock of Xenonics. The minority interest in the consolidated financial statements represents the minority stockholder’s proportionate share of equity in Xenonics. All significant inter-company items have been eliminated upon consolidation.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the year ended September 30, 2005 and has an accumulated deficit. In addition, net cash used in operating activities amounted to $4,938 during the year ended September 30, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation - The consolidated financial statements include the accounts of Holdings and its 98.6% owned subsidiary Xenonics. All significant inter-company items have been eliminated upon consolidation.
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

     Cash and Cash Equivalents — The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.
     Equipment and Leasehold Improvements — Equipment and leasehold improvements are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Expenditures for repairs and maintenance are charged to operations as incurred.
     Long-Lived Assets — The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.
     Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash, trade receivables, accrued expenses and notes payable, approximate their fair value due to the short-term nature of these items.
     Inventories — Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company may also provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts. Certain orders from the United States Government that were anticipated in the fourth quarter of fiscal 2005 were not realized, and the quantities of inventory at September 30, 2005 which were estimated to be excessive have been fully reserved, based on existing orders and assumptions of future demand. The allowance is measured as the cost of the excess inventory and the estimated amount realized based upon assumptions about future demand. The allowance was charged to the provision for inventory, which is a component of cost of sales. A new basis for the inventory is established, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.
     Revenue Recognition — The Company recognizes revenue net of discounts upon shipment and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
     Advertising Costs — Advertising costs are expensed as incurred. For the years ended September 30, 2005 and 2004, advertising expense was approximately $223 and $101, respectively.
     Industry Segment And Geographical Data — The Company operates in one industry segment, which includes security lighting systems. Substantially all revenue is from the US government.
Geographical data:

	Year ended
	September 30,
	2005	2004

US Military	91%	94%
US Border Patrol	3%	4%
International	1%	1%
Other	5%	1%

	100%	100%

     Cost of Goods Sold - Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs invoiced to the Company related to outside production of product through a three-year exclusive manufacturing agreement.
     Income Taxes - Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.
     Earnings Per Common Share - Basic earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the year ended
	2005	2004

Shares outstanding, beginning	14,167	12,792
Weighted average shares issued	796	716

Weighted average shares outstanding — Basic	14,963	13,508
Effect of dilutive securities
(stock options and warrants)	—	3,424

Weighted average shares outstanding — diluted	14,963	16,932

Potential common shares not included in the calculation of net income per share, as their effect would be anti-dilutive, are as follows:

	2005	2004

Stock options and warrants	4,281	135

     Research and Development - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing improvements in current products.
     Stock Options - The Company uses the fair value based method of accounting for share-based compensation provided to the Company’s employees in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company values stock options issued based upon an option-pricing model and recognize this fair value as an expense over the period in which the options vest.

     Major Concentrations – For the year ended September 30, 2005, two customers represented 83% of revenue. The US Marine Corps contributed 69% of revenue, primarily generated from one order. For the year ended September 30, 2004, the US Army contributed 76% of revenue. This consisted of orders from eight different units, although two units contributed 44% and 16%, respectively.
     As of September 30, 2005, one customer represented substantially all of the Company’s accounts receivable. As of September 30, 2004, two customers represented 93% of the Company’s total accounts receivable with 39% and 54%, respectively.
     For the years ended September 30, 2005 and 2004, one vendor represented 53% and 59%, respectively, of company expenses. (See Note 14, Commitments and Contingencies).
     Recent Accounting Pronouncements
     In November of 2004, the FASB issued SFAS No. 151, Inventory Costs. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges. In addition SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has adopted SFAS No. 151 which has no significant effect on the Company’s results of operations for the year ended September 30, 2005.
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment, which replaces SFAS No. 123 and supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees”. This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements based on their fair values on the date of the grant. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Since the Company uses fair value to account for options issued to employees under SFAS No.123, the adoption of SFAS No. 123R is not expected to have a material impact on the results of operations and earnings per share of the Company.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company’s financial statements.
3.	FIXED ASSETS
     Fixed assets consist of the following:

		Year ended
	Estimated	September 30,
	Useful Lives	2005

Computer equipment	5	$80
Computer software	5	23
Leasehold improvement	7	17

		120
Less: accumulated depreciation and amortization		70

		$50

4.	INVENTORIES
     Inventories were comprised of:

September 30,
2005

Raw materials	$107
Work in process	247
Finished goods	2,816
Reserve for obsolescence	(1964)

$1,206

     In the year ended September 30, 2005, the company increased finished goods inventory by $2,049. The inventory build was in contemplation of increased demand levels and to provide enhanced delivery times to the Company’s customers. However, the company determined that based on the decrease in demand of a specific product in fiscal year 2005, $1,953 of finished goods inventory was identified as excess inventory. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. Future sales of any excess inventory will have a positive impact on the company’s gross profit percentage.
5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     The components of accounts payable and accrued expenses consist of the following:

September 30,
2005

Accounts payable	$409
Accrued expenses	199

$608

6.	SHORT-TERM BORROWINGS
     On June 10, 2005, the Company entered into a six month factoring agreement. Under this agreement the Company may factor the Company’s trade receivables on a recourse basis in return for an immediate cash credit equal to 80% of these factored receivables not to exceed $2,500. Additionally, the Company is charged a transaction fee of 2% for the first thirty days period of the gross invoice amount of the factored receivables. For factored receivables outstanding more than thirty days the Company is charged a transaction fee of .6667% per ten day period. If such recourse receivables are not paid within 90 days, the Company must buy back the total outstanding receivable. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all the Company’s assets including accounts receivable, notes receivable, chattel paper, documents, instruments and general intangibles now existing or hereafter acquired of every kind wherever located, together with merchandise returns and goods represented thereby, and all proceeds there from of every kind and nature.
7.	NOTES PAYABLE
     In March 2004, a convertible note totaling $250 and accrued interest of $17 was converted into 534 shares of common stock, in accordance with the terms of the note agreement. The origination date of the note was February 14, 2003. At that time, prior to the reorganization, Xenonics was a private company. The conversion price of $0.50 per share was indicative of the deemed fair value of Xenonics’ common stock at that time. The note holder was a beneficial shareholder.
     During the year ended September 30, 2004, an unsecured demand note payable totaling $184 was paid.

8.	ACCRUED ROYALTIES
     In March 1997, the Company entered into a license agreement with Lightrays, Ltd. (Lightrays) pursuant to which the Company received an exclusive license to a patent and to certain related intellectual property. In consideration for the license, the Company issued 100 shares of common stock to Lightrays and agreed to pay Lightrays up to $3,967, which would be paid based on future gross profits and sales. At the time of the original agreement, management believed that the Lightrays technology would be the base technology of the Company’s product for the future.
     Subsequent to the agreement, the Company initiated a lawsuit against Herbert Parker who had been working as a consultant for the Company. The lawsuit against Mr. Parker was for fraud, breach of contract, conversion and misappropriation of trade secrets. Lightrays was named in the suit because at the time Mr. Parker was the general partner of Lightrays, Ltd.
     In April 1998, the Company and Lightrays amended the license agreement whereby the Company agreed to pay Lightrays $400 and issued an additional 150 shares of common stock. At this point in time, management still believed that the Lightrays technology would be the base technology of the Company’s product for the future. In connection with the amendment, the Company dismissed Lightrays from the lawsuit. The $400 liability is to be paid at the rate of 50% of the Company’s after-tax income until the aggregate amount of such payments equals $400. The full amount of the liability was accrued at December 31, 2001 and classified as current with the expectation that the Company would reach the required profit levels in the following year and payment would be required.
     In 1998, the Company received, and currently still owns, a 10% interest in Lightrays. Management believes that the Company’s interest in Lightrays has no value and, as such, no asset has been recorded.
     Robert Buie, the general partner of Lightrays and shareholder of the Company, became a member of the Board as stipulated in the amended agreement in April 1998.
     On December 3, 2004, Lightrays and the Company entered into an agreement and the $400 liability was satisfied through the issuance of 97 shares of the Company’s common stock, Xenonics’ 10% ownership in Lightrays was returned and the patent was assigned to Xenonics Holdings, Inc. The Company has not used, and is not currently using, the patented technology assigned from Lightrays.
9.	SHAREHOLDERS’ EQUITY
     The Company has two classes of stock as described below. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.
     Common Stock -
     On September 9, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued to the consultant 63 shares of the Company’s common stock. These shares were registered in an S-3 registration that became effective on October 14, 2005.
     On August 9, 2005, the Company reached a settlement with a former officer and his company. Among other things, the settlement provides him to return to the Company 113 of the 250 shares of the Company’s common stock at issue in the lawsuit and he will keep the remaining 137 shares.
     In January 2005, the Company and certain of its stockholders closed a private placement of an aggregate total of 821 shares of the Company’s common stock to institutional investors. The shares were sold at a price of $5.00 per share. Of the shares sold in the private placement, 500 were sold by the Company, and the balance was sold by stockholders of the Company. As a result, the Company received approximately $2,200 in net proceeds. Roth Capital Partners, Newport Beach, California and Bryant Park Capital (BPC), New York, New York, acted as co-placement agents in this transaction. The Company paid a cash fee of $150 along with warrants to purchase 40 shares of common stock to Roth Capital and a cash fee of $50 along with warrants to purchase 10 shares of common stock to BPC. The warrants have an exercise price of $5.50 and an expiration date of January 27, 2010. The principal of BPC is the son of the Chairman of the Board. The shares offered in the private placement along with the underlying shares of the warrants provided to the placement agents were registered in an S-3 dated October 14, 2005.
     In March of 2004, the Company completed an offering of its common stock at $2.50 per share. The Company issued a total of 600 shares of common stock which yielded proceeds of $1,500.
     In March of 2004, the Company entered into a consulting agreement, as amended, with BPC. In connection with this agreement the Company issued 20 shares of common stock valued at $50, and agreed to pay a monthly fee of $10. One of the principles of BPC is the son of the Chairman of the Board. The agreement was terminated on January 31, 2005.
     During the year ended September 30, 2004, the Company paid BPC $176 including the fees for the private placement.
     In April of 2004, the Company raised $850 through the sale of units in a private placement. Each unit was sold for $17.00 and consisted of 4 shares of common stock and 1 warrant. Each warrant entitles the registered warrant holder to purchase one share of common stock at an initial exercise price of $8.00 per share (subject to adjustment for stock splits, combination and reclassification) at any time prior to April of 2009. In accordance with the BPC consulting agreement, the Company was permitted to reduce the transaction fees in connection with this offering for the 20 shares discussed above and monthly payments of $40.
10.	INCOME TAXES
     The provision for income taxes is summarized below:

	Year ended
	September 30,
	2005	2004

Current provision:
Federal	$28	$—
State	(77)	158

	$(49)	$158

     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	September 30,
	2005	2004

Inventory reserve	782	4
Accrued royalties	—	159
Stock compensation expense	256	255
Warrant expense	154	—
Accumulated depreciation / amortization	(17)	(8)
R&D credit	147	—
Other	50	19
Net operating loss carryforwards	2,951	1,805

	4,323	2,234
Valuation allowance	(4,323)	(2,234)

Net deferred tax asset	$—	$—

     As of September 30, 2005, the Company had federal and state net operating loss carryforwards (NOLs) of $7,746 and $5,431, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(4,323) has been recorded to offset the federal and state net operating losses since the realization of these assets is uncertain. Some of these carry forward benefits may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.
     The valuation allowance increased by $2,089 for the year ended September 30, 2005 and decreased by $649 during the year ended September 30, 2004.
     The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year ended
	September 30,
	2005	2004

Federal statutory rate	(34.0%)	34.0%
State income taxes, net of federal income tax benefit	(5.7%)	5.8%
Change in valuation allowance	41.7%	(32.7%)
R&D credit carryforward	(2.9%)	—
Other	(0.1%)	2.3%

	1.0%	9.4%

11.	MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss from December 14, 2004 thru September 30, 2005 was $34.

12. SIGNIFICANT CONTRACTS
     During the year ended September 30, 2005, the Company received a $2,900 contract from the United States Marine Corps. Revenue recognized in the current year related to this contract was $2,900. There were no accounts receivable at September 30, 2005 related to this contract.
     During the year ended September 30, 2004, the Company received purchase orders from the U.S. Army of approximately $7,900. Revenue recognized under these purchase orders for the twelve months ended September 30, 2004 amounted to approximately $7,900.
     In September of 2003, the Company received purchase orders from the US Border Patrol for NightHunter and NightHunterII searchlights. The total value of these purchase orders is approximately $520. Recognized revenue related to this order totaled $475 in the year ended September 30, 2004. There was no recognized revenue in the year ended September 30, 2005 related to this contract.
     In March of 2003, the US Army Communications — Electronics Command (CECOM), Fort Monmouth, NJ announced the award of a $2,980 firm fixed price contract to the Company. In the year ended September 30, 2004, revenue was $1,802. There was no recognized revenue in the year ended September 30, 2005 related to this contract.
13. SAVINGS PLAN
     On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable per the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 3005 and 2004, the Company made no matching contributions.
14. COMMITMENTS AND CONTINGENCIES
     Leases — The Company leases its facility under a noncancelable operating lease through October 2008. The agreement requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under noncancelable operating leases. Rent expense under these leases totaled $137 and $145 for the years ended September 30, 2005 and 2004, respectively.
     Minimum future obligations for these leases total $107, $108, $110 and $9 for the years ending September 30, 2006, 2007, 2008 and 2009, respectively.
     Purchase Agreement with PerkinElmer, Inc. — In January 2003, the Company entered into a three-year exclusive manufacturing agreement with PerkinElmer, Inc. (PE) for the manufacture of one of its major products. PE has agreed to manufacture the ordered product in accordance with the Company’s specifications and under price terms, quality control and workmanship standards as set out in the agreement. In the absence of termination notification by either party, the agreement will automatically renew for a twelve month term.

     Consulting Agreements –
     In September 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and international sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued to the consultant 63 shares of the Company’s common stock and the Company issued to the consultant a Warrant dated September 9, 2005 to purchase 438 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $2.00 per share, such Warrant to vest immediately and to be exercisable over a five-year period. The issuance of these warrants resulted in a charge to operations of approximately $328, based on the fair value of the warrants. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate of 4.22%, dividend yield of 0%, volatility factor of 65% and the average expected life of three years. The common stock and shares underlying the warrants were registered in an S-3 registration that became effective on October 14, 2005.
     The Company also agreed to evaluate the performance of the consultant and to determine whether it is appropriate to pay any bonuses to the consultant. On October 19, 2005, the Company and the consultant entered into Amendment No. 1 to the Consulting Agreement. Pursuant to the Amendment, the Company agreed to issue to the consultant, effective as of October 19, 2005, subject to approval by the American Stock Exchange, (i) 188 shares of the Company’s common stock, par value $0.001 per share, and (ii) a Warrant to purchase 1,313 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrant will vest in full and become exercisable on the ninetieth day after October 19, 2005 based on the consultant’s performance under the Consulting Agreement, subject to an earlier vesting date if approved by the Company based on the consultant’s performance. On October 19, 2005, the closing price of the Company’s common stock as reported on the American Stock Exchange was $1.95 per share.
     This agreement is currently under review by the American Stock Exchange.

     In September 2005, the Company entered in a three-year agreement to provide various marketing consulting services. The agreement requires the Company to pay a monthly fee of $3 and includes a 60 day termination notice.
     In August 2005, the Company entered in a one-year agreement to provide various marketing and public relations services. The agreement requires the Company to pay a monthly fee of $15 and includes a 60 day termination notice.
     In May 2005, the Company entered into a one year agreement to provide various marketing consulting services. The agreement requires the Company to pay a monthly fee of $7.5 and includes a 30 day termination notice. The Company also had an agreement with this consultant during fiscal year 2004 with a monthly fee of $16.
     Employment Agreements — In July 2003, the Company’s officers, the Chairman (Chief Executive Officer at that time) and Chief Operating Officer, who are also stockholders and directors of the Company, entered into employment agreements retroactive to January 1, 2003.
     One agreement was for two years which ended on December 31, 2004, while the other was for twelve months which ended on December 31, 2003. Both agreements provide for base compensation of $180 per year and are automatically renewed annually with increases tied to CPI. In addition, should one of the officers be terminated other than for cause, both agreements include severance packages that require the Company to pay any remaining compensation through the term of the agreement and provide for liquidating damages of an additional amount equal to the remaining compensation through the term of the agreement. No CPI increase was given for the 2005 calendar year.
     Litigation — The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.
     A vendor filed a complaint against the Company on December 31, 2003 in the amount of $201. The complaint amount includes $20 of accounts payable which is not disputed and has been included in accounts payable since early 2002 when the invoices were received. The Company settled this complaint in September of 2004 for $39.
     On July 2, 2004, the Company filed a complaint for cancellation of a stock certificate and rescission of a contract against a former officer, director and consultant and a company purportedly owned by such individual in the Superior Court of California, County of San Diego. The suit alleged a failure to perform contractual obligations under a written contract to provide lighting equipment valued at $250 to the Company’s subsidiary, Xenonics, Inc., in exchange for 250 shares of Xenonics, Inc.’s common stock. The Company alleged that the stock certificate is void or voidable. In the Company’s complaint, the Company requested that the 250 shares be declared void or the defendants be ordered to pay the Company $1,250 or the current value of the 250 shares of the Company’s common stock plus interest at the rate of 10% per year. The Company also asked the court to award the Company costs of the lawsuit.
     An answer to the Company’s complaint was filed on August 11, 2004 in which the defendants denied the Company’s allegations, and asserted a number of affirmative defenses. On the same day, a cross complaint was also filed against the Company and the Company’s subsidiary, Xenonics, Inc. The cross complaint asked the court to (i) rescind the assignment of the NightHunterII patent application that one of the defendants assigned to the Company in November 2003, (ii) declare that one of the defendants is the sole owner of the NightHunterII patent application and that he is the inventor of an unrelated xenon illumination and television camera system, (iii) enjoin the Company from further exploitation of the NightHunterII and the xenon illumination and television camera system, and (iv) account for all profits that the Company have earned on the NightHunterII from November 25, 2003. The cross-complainant alleged that the Company had not provided the agreed upon consideration for assignment of the NightHunterII patent application, and that the Company had not recognized him as the inventor of the xenon illumination and television camera system.
     On January 26, 2005, the Company amended the Company’s complaint to add causes of action for misappropriation of trade secrets and breach of fiduciary duty. The new causes of action were based on allegations that the defendant, while working for the Company and thereafter, revealed the Company’s trade secrets in violation of California law and in breach of his fiduciary duties. In addition to the relief sought in the original complaint, the amended complaint also sought compensatory and punitive damages, attorneys’ fees, and injunctive relief.
     On September 28, 2005, the Company reached a formal settlement with the former officer and his company. Among other things, the settlement required the former officer to return to the Company 113 of the 250 shares of the Company’s common stock at issue in the lawsuit and provided that he will keep the remaining 137 shares. The former officer has also agreed to certify the Company’s ownership of all intellectual property that he worked on or conceived while serving as an officer, director or consultant for the Company, and provide the Company with a tape recorded interview detailing any use he may have made of the Company’s intellectual property. The settlement does not include a monetary payment by either side. Pursuant to the settlement, the parties have entered into a mutual release and dismissal of all claims, with the exception of the claims that the Company asserted for breach of fiduciary duty and misappropriation of trade secrets, which will be released without prejudice after he gives the Company the interview.
15. STOCK OPTIONS AND WARRANTS
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
     2003 Stock Option Plan — In July 2003, the Board of the Company adopted a new stock option plan (2003 Option Plan) in connection with the reorganization (Note 1, Operations and Other Organizational Matters). Under the 2003 Option Plan, options to purchase up to 1,500 shares of common stock are available for employees, directors, and outside consultants. The 2003 Option Plan is administered by the Board. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan vest under one of the following three scenarios: immediately; one-third upon grant, one-third after one year and one-third after two years; or one-third after one year, one-third after two years and one-third after three years.
     There were 995 and 1,245 of options outstanding under the 2003 Option Plan as of September 30, 2005 and 2004, respectively.
     In October 2004, the Company issued 245 new stock options under the 2003 Option Plan to employees. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 2.78% through 2.84%; and expected lives of five years from the date of grant.

     In August 2005, the Company issued 155 new stock options under the 2003 Option Plan to the chief executive officer. These options vest when certain revenue milestones are achieved.
     2004 Stock Option Plan — In December 2004, the Company’s board of directors adopted the 2004 stock incentive plan (the 2004 Option Plan). The company may issue up to 1,500 shares of common stock under the 2004 Option Plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock. Options outstanding under the 2004 Option Plan vest under one of the following three scenarios: immediately; one-third upon grant, one-third after one year and one-third after two years; or one-third after one year, one-third after two years and one-third after three years.
     There were 640 options outstanding under the 2004 Option Plan as of September 30, 2005.
     In April 2005, the Company issued 590 new stock options under the 2004 Option Plan to several executive officers. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 3.94%; and expected lives of five years from the date of grant.
     In August 2005, the Company issued 50 new stock options under the 2004 Option Plan to the chief executive officer. These options vest when certain revenue milestones are achieved.
     The August 2005 option grants (under both the 2003 and 2004 Option Plan) to the chief executive office were originally disclosed as an option for 240 shares. However, only 205 shares were granted in order to be in compliance with the 2004 Option Plan regarding maximum grants to an individual within a twelve month period.
     The Company recorded noncash compensation expense totaling $614 and $185 during the period ended September 30, 2005 and 2004, respectively for option in both plans.
     A summary of the Company’s stock option activity and related information is as follows:

		Year ended September 30,
		2005		2004
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price

Outstanding-beginning of period	1,245	$0.958	1,250	$0.500
Granted	1,040	$3.408	155	$4.126
Exercised	(495)	$0.250	(10)	$0.250
Forfeited	(155)	$2.726	(150)	$0.458

Outstanding-end of period	1,635	$2.563	1,245	$0.958

Exercisable at end of period	680	$1.347	963	$0.508

Weighted-average fair value of options granted during the period		$1.550		$2.160

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2005:

Options Outstanding				Options Exercisable
at September 30, 2005				at September 30, 2005
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.250 — $2.850	770	5.96	$1.074	558	$0.760
$3.500 — $3.800	820	4.39	$3.778	107	$3.777

$5.750 — $6.000	45	5.00	$5.917	15	$5.917
	1,635	5.15	$2.563	680	$1.347

     Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, stockholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
     At September 30, 2005 and 2004, there were 2,646 and 2,522 warrants to purchase common stock outstanding, respectively. The company granted 488 warrants to purchase common stock and 364 warrants were exercised. The exercise prices ranged from $0.60 to $1.05.
     In September 2005, Xenonics Holdings, Inc. and a consultant entered into a Consulting Agreement. Pursuant to the Consulting Agreement, the Company issued to the consultant, a Warrant to purchase 438 shares of the Company’s common stock, par value $0.001 per share, at an exercise price of $2.00 per share, such Warrant to vest immediately and to be exercisable over a five-year period. The issuance of these warrants resulted in a charge to operations of approximately $328, based on the fair value of the warrants. The fair value of these warrants was estimated using the Black-Scholes pricing model with the following assumptions: interest rate of 4.22%, dividend yield of 0%, volatility factor of 65% and the average expected life of three years.
     In January 2005, the Company issued 50 warrants to two placement agents as fees in a private sale of common stock. One placement agent, BPC, a related party, received 10 of the 50 warrants. The warrants have an exercise price of $5.50 per share, are vested immediately and have an exercise period of five years.
     A summary of the Company’s warrant activity is as follows:
     Warrants:

		Year ended September 30,
		2005		2004
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price

Outstanding-beginning of period	2,522	$0.894	2,459	$0.707
Issued	488	$2.359	75	$7.017
Exercised	(364)	$0.683	(12)	$0.727

Outstanding-end of period	2,646	$1.193	2,522	$0.894

The following table summarizes information concerning currently outstanding and exercisable warrants as of September 30, 2005:

Warrants Outstanding and Exercisable
at September 30, 2005
		Weighted
	Number	Average	Weighted-
Range of	Outstanding,	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price
$0.600 — $2.000	2,521	3.16	$0.935
$5.050 — $8,000	125	3.91	$6.410
	2,646	3.20	$1.193

All such warrants were vested and exercisable as of September 30, 2005.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable
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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure the information required to be disclosed in our reports filed or submitted under the Exchange Act is timely recorded, processed and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
               16(a) OF THE EXCHANGE ACT
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 10. EXECUTIVE COMPENSATION
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                   STOCKHOLDER MATTERS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization between Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 23, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics, Inc. and SM/CT Partners, L.P., dated August 16, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.2	1st Amendment to Lease Agreement, dated July 21, 2004, between Bay West Equities Carlsbad Research Center, LLC and Xenonics, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.3	PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004; the Commission has granted confidential treatment to selected portions of this document).

10.4	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.6	Settlement Agreement and Mutual Release, dated as of December 3, 2004, among Xenonics Holdings, Inc., Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on December 8, 2004).

10.7	Engagement letter, dated March 1, 2004, as amended by letters dated April 12, 2004 and May 18, 2004, between Bryant Park Capital, Inc. and Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.8	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

Exhibit
Number	Description
10.10	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.11	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.12	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.13	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.14	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.15	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.16	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.17	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers on July 23, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.18	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.19	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.20	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.21	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.22	Form of Selling Stockholder and Securities Purchase Agreement, dated as of January 17, 2005, entered into by and among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.23	Form of Registration Rights Agreement, dated as of January 17, 2005, entered into among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

Exhibit
Number	Description
10.24	Consulting Agreement, dated as of September 9, 2005 and effective as of August 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.25	Amendment No. 1, dated as of October 19, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC, to the Consulting Agreement dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on October 24, 2005).

10.26	Warrant, dated September 9, 2005, issued by Xenonics Holdings, Inc. to Patriot Associates LLC, for the purchase of 437,500 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.27	Warrant, dated October 19, 2005, issued by Xenonics Holdings, Inc. to Patriot Associates LLC, for the purchase of 1,312,500 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on October 24, 2005).

10.28	Registration Rights Agreement, dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of Eisner LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

Date: January 13, 2006	By:	/s/ Richard J. Naughton
Richard J. Naughton
Chief Executive Officer
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman	Chairman of the Board	January 13, 2006
Alan P. Magerman

/s/ Richard J. Naughton	Chief Executive Officer, Director	January 13, 2006
Richard J. Naughton	(Principal Executive Officer)

/s/ Jeffrey P. Kennedy	Chief Operating Officer and President	January 13, 2006
Jeffrey P. Kennedy

/s/ Donna G. Lee	Chief Financial Officer (Principal Financial Officer and Principal	January 13, 2006
Donna G. Lee	Accounting Officer)

/s/ Robert Petersen	Director	January 13, 2006
Robert Petersen

/s/ Robert Buie	Director	January 13, 2006
Robert Buie

/s/ Eli Shapiro	Director	January 13, 2006
Eli Shapiro