Form 10KSB/A
period 2005-09-30
Xenonics Holdings, Inc.
filed 2006-01-23
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(AMENDMENT NO. 1)

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

XENONICS HOLDINGS, INC.
FORM 10-KSB/A
(Amendment No. 1)
For the Fiscal Year Ended September 30, 2005
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A (the “Report”) is being filed to amend Xenonics Holdings, Inc.’s (the “Company”) Annual Report on Form 10-KSB filed on January 13, 2005 (the “Original Report”), for the year ended September 30, 2005. The purpose of the amendment is to amend the report of Eisner, LLP and the consolidated balance sheet and notes to the financial statements. References to a prior year consolidated balance sheet were made in error.
Item 7 of Part II of this Form 10-KSB/A.
The information in the report of Eisner, LLP, the consolidated balance sheet and notes to the financial statements eliminates references to prior year balance sheet information.
In addition, pursuant to the rules of the SEC, Item 13 of Part IV of the original filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer which are attached to this Form 10-KSB/A Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.
This Amendment No. 1 on Form 10-KSB/A only includes the amended Items below which were amended from our Original Report. This Amendment No. 1 on Form 10-KSB/A does not include all of the Items filed in our Original Report and should be read in conjunction with the Original Report.

Page
PART II.
Item 7. Financial Statements	F-1
PART IV.
Item 13. Exhibits
Signatures
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

ITEM 7. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Xenonics Holdings, Inc. and subsidiaries (the “Company”) as of September 30, 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiaries as of September 30, 2005 and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss and had cash outflows from operating activities for the year ended September 30, 2005 and has an accumulated deficit. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Eisner LLP
New York, New York
November 10, 2005

CONSOLIDATED BALANCE SHEET

September 30,
2005
in thousands, except per share amounts

Assets
Current assets:
Cash	$890
Accounts receivable, net of allowance for doubtful accounts of $0	213
Inventories, net	1,206
Other current assets	82

Total Current Assets	2,391

Equipment, furniture and fixtures at cost, less accumulated depreciation of $70	50
Other non-current assets	25

Total Assets	$2,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$608
Accrued royalty	—
Accrued payroll and related taxes	86
Other current liabilities	6

Total Current Liabilities	700

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000 shares authorized, 15,686 shares issued and outstanding	16
Less treasury stock, at cost, 113 shares	(306)
Additional paid-in capital	14,541
Accumulated deficit	(12,485)

Total Shareholders’ Equity	1,766

Total Liabilities and Shareholders’ Equity	$2,466

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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

Date: January 23, 2006	By:	/s/ Richard J. Naughton
Richard J. Naughton
Chief Executive Officer

	By:	/s/ Donna G. Lee
Donna G. Lee
Chief Financial Officer
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/ Alan P. Magerman	Chairman of the Board
Alan P. Magerman

/s/ Richard J. Naughton	Chief Executive Officer, Director
Richard J. Naughton	(Principal Executive Officer)

/s/ Jeffrey P. Kennedy	Chief Operating Officer and President
Jeffrey P. Kennedy

/s/ Donna G. Lee	Chief Financial Officer (Principal Financial Officer and Principal
Donna G. Lee	Accounting Officer)

/s/ Robert Petersen	Director
Robert Petersen

/s/ Robert Buie	Director
Robert Buie

/s/ Eli Shapiro	Director
Eli Shapiro