Form 10QSB
period 2005-12-31
Xenonics Holdings, Inc.
filed 2006-02-17
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-50775
XENONICS HOLDINGS, INC.
( Exact name of small business issuer as specified in its charter)

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of January 31, 2006, the registrant had outstanding 15,572,675 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2005	2005

in thousands, except per share amounts	(unaudited)
Assets
Current assets:
Cash	$647	$890
Accounts receivable, net of allowance for doubtful accounts of $0	357	213
Inventories, net	927	1,206
Other current assets	91	82

Total Current Assets	2,022	2,391

Equipment, furniture and fixtures at cost, less accumulated depreciation of $73 and $70	48	50
Other non-current assets	25	25

Total Assets	$2,095	$2,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$608	$608
Accrued consulting fees	366	—
Accrued payroll and related taxes	126	86
Other current liabilities	7	6

Total Current Liabilities	1,107	700

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000 shares authorized as of December 31, 2005 and September 30, 2005, respectively; 15,686 shares issued and outstanding as of December 31, 2005 and September 30, 2005, respectively	16	16
Less treasury stock, at cost, 113 shares as of December 31, 2005 and September 30, 2005	(306)	(306)
Additional paid-in capital	14,689	14,541
Accumulated deficit	(13,411)	(12,485)

Total Shareholders’ Equity	988	1,766

Total Liabilities and Shareholders’ Equity	$2,095	$2,466

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2005	2004

in thousands, except per share amounts	(unaudited)

Revenues	$920	$749

Cost of goods sold	544	423

Gross profit	376	326

Selling, general and administrative	1,145	880
Engineering, research and development	159	108

(Loss) from operations	(928)	(662)

Interest income	2	7

Loss before income tax benefit	(926)	(655)
Income tax benefit	—	(230)

Net loss	$(926)	$(425)

Net loss per share:
Basic and diluted	(.06)	(.03)

Weighted average shares outstanding:
Basic and diluted	15,573	14,250

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Three months ended
	December 31,
	2005	2004

	(unaudited)

in thousands
Cash flows from operating activities:
Net (loss)	$(926)	$(425)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	3	3
Compensation to employees and directors paid with stock options	148	76
Tax benefit	—	(230)
Changes in operating assets and liabilities:
Accounts receivable	(144)	(367)
Inventories, net	279	(1,481)
Deferred offering costs	—	(55)
Other assets	(9)	40
Accounts payable and accrued expense	—	(162)
Accrued consulting fees	366	—
Accrued payroll and related taxes	40	11
Other liabilities	1	4

Net cash (used in) operating activities	(242)	(2,586)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(1)	(9)

Net cash used in investing activities	(1)	(9)

Cash flows from financing activities:
Proceeds in connection with the exercise of options and warrants	—	144
Proceeds in connection with the exercise of warrants in subsidiary	—	35

Net cash provided by financing activities	—	179

Net (decrease) in cash	(243)	(2,416)
Cash, beginning of period	890	3,269
Cash, end of period	$647	$853

Supplemental cash flow information:
Noncash transactions:
Conversion of accrued royalties to common stock	$—	$400
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2005 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-KSB/A filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
     The condensed consolidated financial statements include the accounts of Holdings and its subsidiary Xenonics, Inc. (“Xenonics”), collectively, the “Company”. On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, the Company currently owns 98.6% of the issued and outstanding capital stock of Xenonics. The minority interest in the condensed consolidated financial statements represents the minority shareholder’s proportionate share of equity in Xenonics. All significant inter-company items have been eliminated upon consolidation. See Note 12, Minority Interest.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the three months ended December 31, 2005 and has an accumulated deficit. In addition, net cash used in operating activities amounted to $242 during the three months ended December 31, 2005. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
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

3. LOSS PER SHARE
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the quarter ended December 31, 2005 and 2004, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.
4. INVENTORIES
Inventories were comprised of :

	December 31,	September 30,
	2005	2005

	(Unaudited)
Raw materials	$80	$107
Work in process	78	247
Finished goods	2,733	2,816
Reserve for obsolescence	(1,964)	(1,964)

	$927	$1,206

     The company determined that based on the decrease in demand of a specific product in fiscal year 2005, $1,953 of finished goods inventory was identified as excess inventory. This is included in the reserve for obsolescence. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. Future sales of the excess inventory component will have a positive impact on the company’s gross profit percentage.
5. NEW ACCOUNTING PRONOUNCEMENTS
     In April 2005, the Securities and Exchange Commission extended the implementation date for Statement No. 123R, for small business issuers at the beginning of the fiscal year that begins after December 15, 2005. Hence the Company will adopt 123R commencing October 1, 2006.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following :

	December 31,	September 30,
	2005	2005

Accounts payable	$496	$409
Accrued expenses	112	199

	$608	$608

7. ACCRUED ROYALTIES
     On December 3, 2004, Lightrays and the Company came to an agreement where the $400 liability was satisfied through the issuance of 97 shares of the Company’s common stock, the Company’s 10% ownership in Lightrays was returned and the patent was assigned to the Company. The Company has not used, and is not currently using, the patented technology licensed from Lightrays.
     Robert Buie, the current general partner of Lightrays, became a member of the Board as stipulated in the amended agreement in April 1998. He is also a shareholder.
8. SHAREHOLDERS’ EQUITY
     We are currently authorized to issue up to 50,000 shares of common stock.
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
9. ACCRUED CONSULTING FEES
     Under the consultant’s agreement (Note 8), the Company also agreed to evaluate the performance of the consultant and to determine payment of performance bonus.
     On October 19, 2005, the Company and the consultant entered into Amendment No. 1 to the Consulting Agreement dated September 9, 2005. Pursuant to this Amendment, the Company agreed to issue to the consultant, effective as of October 19, 2005, subject to approval by the American Stock Exchange, (i) 188 shares of the Company’s common stock, and (ii) a Warrant to purchase 1,313 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrant will vest in full and become exercisable 90 days after October 19, 2005 based on the consultant’s performance under the Consulting Agreement, subject to an earlier vesting date if approved by the Company. On October 19, 2005, the closing price of the Company’s common stock as reported on the American Stock Exchange was $1.95 per share.
     On January 17, 2006, the Company and the consultant entered into Amendment No. 2 to this Consulting Agreement. Pursuant to the Amendment, the Company and the consultant agreed to extend the vesting period of the warrants from 90 days to 210 days, subject to the consultant’s performance. Under Amendment No. 2, the Company and the consultant also agreed for the issuance of shares of common stock subject to the consultant’s performance.
     During the three months ended December 31, 2005, the Company recorded a fair value charge of $366 in connection with the 188 shares issuable to the consultants. As of December 31, 2005, the Company had not issued the 188 shares.
     Since the warrants issuable are subject to consultant’s performance, the Company will record a charge for the warrants based on the fair value when the performance by the consultant to earn the warrants is complete.

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
11. STOCK BASED COMPENSATION
          Stock Options — The Company uses the fair value based method of accounting for share-based compensation provided to our employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The value of stock options issued are based upon an option-pricing model and the Company recognizes this fair value as an expense over the period in which the options vest.
          On December 7, 2004, our board of directors adopted a 2004 stock incentive plan. The Company may issue up to 1,500 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock.
          Options granted in the first quarter of fiscal year 2006 under the 2004 Option Plan totaled 106. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.37% — 4.43%; and expected lives of three years from the date of grant.
          Total compensation expense for outstanding options for the three months ended December 31, 2005 was $148.
          No options were granted in the first quarter of fiscal year 2006 under the 2003 Option Plan. Options granted in the first quarter of fiscal year 2005 under the 2003 Option Plan totaled 245. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 2.78% — 2.84%; and expected lives of three years from the date of grant.
          Total compensation expense for outstanding options for the three months ended December 31, 2004 was $76.

12. STOCK WARRANTS
     At December 31, 2005 3,959 warrants were outstanding and 2,646 warrants were vested and exercisable. During the quarter ended December 31, 2005, no warrants were exercised.
     At December 31, 2004 2,324 warrants were outstanding. During the quarter ended December 31, 2004, four warrant holders exercised 198 warrants. The exercise prices ranged from $0.60 to $1.05. As of December 31, 2004, all warrants were vested and exercisable. There were no warrants issued in the three months ended December 31, 2004.
13. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss for the period ended December 31, 2005 exceeded the minority interest investment and therefore is shown at zero. The calculated minority interest in net income for the period ended December 31, 2004 was not material and therefore is not reported on the condensed consolidated statement of operations.
14. CONTINGENCIES AND OTHER MATTERS
     One customer accounted for 75% of the Company’s revenue for the three months ended December 31, 2005. Trade receivables for this customer at December 31, 2005 were approximately 75.0% of total receivables.
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
15. SUBSEQUENT EVENT
     The Company received a letter dated February 7, 2006 from the American Stock Exchange (the Exchange) indicating that the Company is not in compliance with one of the Exchange’s continuing listing requirement that the Company maintain a minimum Shareholder’s Equity of $4,000. This was due to losses sustained by the Company from continuing operations including the write down of excess inventory. As of December 31, 2005, the Company’s Shareholder’s Equity was $998.
     In order for the Company to maintain its Exchange listing it must submit to the Exchange its detailed plan by March 9, 2006. The Company believes it will be able to submit a detailed plan by this due date. The Exchange will review the Company’s detailed plan and if it is approved, the Company may be able to continue its listing for a period of up to eighteen months from the date of the letter. The plan will be subject to periodic monitoring by the Exchange. Assuming the Company achieves its reasonably scheduled financial milestones as determined by the Exchange, the Company will continue to be listed on the Exchange. If the Company does not achieve its scheduled financial milestones as determined by the Exchange, or its Shareholders’ Equity does not equal or exceed $4,000 by the date established by the Exchange, the Company will lose its listing on the Exchange.

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
Results of Operations
Three-months ended December 31, 2005 compared to the three-months ended December 31, 2004
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various commercial and government customers in that segment. Revenues for the quarter ended December 31, 2005 were $920,000 compared to revenues of $749,000 for the quarter ended December 31, 2004. The increase was primarily due to one customer.
     In the current quarter, the Company sold $812,000 or 88% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $508,000 or 68% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in the same quarter of the prior period.
     There were no sales to U.S. government agencies in the quarter ended December 31, 2005 compared to $151,000 or 20% of revenue in the quarter ended December 31, 2004. The shift in sales mix away from this segment is expected to be temporary.
     The Company sold $32,000 or 4% to various international customers compared to $34,000 or 5% for the three months ended December 31, 2005 and 2004, respectively.
     The balance of this period’s sales of approximately $76,000 or 8% of revenue was generated with small orders from other customers compared to $56,000 or 8% for the same period in the prior period.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ended September 30, 2006.

     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue decreased to 41% for the three-month period ended December 31, 2005 compared to 44% for the three month period ended December 31, 2004. This decrease is due to under utilization of our facility.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $265,000 to $1,145,000 for the three-month period ended December 31, 2005 compared to $880,000 for the three-month period ended December 31, 2004. The increase in expenses consisted primarily of an increase in consulting expense of $337,000 and compensation expense related to options of $72,000 offset by a decrease in accounting fees of $78,000 and legal expenses of $63,000.
     Engineering, Research & Development: Engineering, research and development expenses increased by $51,000 for the three-month period ended December 31, 2005 compared to the three- month period ended December 31, 2004. The increase is primarily driven by prototype and outside engineering services. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Income (Loss): The Company experienced a loss of $926,000 for the three-month period ended December 31, 2005 compared to loss of $425,000 for the three-month period ended December 31, 2004. The prior period also included a $230,000 tax benefit which was subsequently reversed.
     Liquidity and Capital Resources
     As of December 31, 2005, the Company had working capital of $915 and a current ratio of 1.8-to-1 as compared to working capital of $1,691,000 and a current ratio of 3.4-to-1 as of September 30, 2005.
     Our net loss of $926,000 for the quarter ended December 31, 2005 negatively impacted cash in addition to a increase in accounts receivable of $144,000. This was offset slightly by various sources of cash including a decrease in inventory of $279,000 and a reduction in accrued payroll and related taxes of $40,000. Net cash used for operations totaled $242,000 for the quarter ended December 31, 2005.
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

XENONICS HOLDINGS, INC.
	By:	/s/ Richard J. Naughton
Date: February 17, 2006		Richard J. Naughton
Chief Executive Officer

	By:	/s/ Donna G. Lee
Date: February 17, 2006		Donna G. Lee
Chief Financial Officer