Form 10QSB
period 2006-03-31
Xenonics Holdings, Inc.
filed 2006-05-11
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of April 30, 2006, the registrant had outstanding 15,572,675 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2006	2005

in thousands, except per share amounts	(unaudited)
Assets
Current assets:
Cash	$264	$890
Accounts receivable, net of allowance for doubtful accounts of $0	216	213
Inventories, net	897	1,206
Other current assets	80	82

Total Current Assets	1,457	2,391

Equipment, furniture and fixtures at cost, less accumulated depreciation of $77 and $70	48	50
Other non-current assets	25	25

Total Assets	$1,530	$2,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$609	$608
Accrued consulting fees	366	—
Accrued payroll and related taxes	102	86
Other current liabilities	8	6

Total Current Liabilities	1,085	700

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—

Common shares, $0.001 par value, 50,000 shares authorized as of March 31, 2006 and September 30, 2005, respectively; 15,686 shares issued and 15,573 outstanding as of March 31, 2006 and September 30, 2005, respectively	16	16

Additional paid-in capital	14,828	14,541
Accumulated deficit	(14,093)	(12,485)

	751	2,072
Less treasury stock, at cost, 113 shares as of March 31, 2006 and September 30, 2005	(306)	(306)

Total Shareholders’ Equity	445	1,766

Total Liabilities and Shareholders’ Equity	$1,530	$2,466

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2006	2005	2006	2005

in thousands, except per share amounts	(unaudited)		(unaudited)

Revenues	$718	$80	$1,638	$830

Cost of goods sold	408	61	953	486

Gross profit	310	19	685	344

Selling, general and administrative	915	1,091	2,060	1,972
Engineering, research and development	72	118	231	224

Loss from operations	(677)	(1,190)	(1,606)	(1,852)

Other income/(expense), net:
Interest income	2	6	5	13
Interest expense	(2)	(1)	(2)	(1)
Other expense	(3)	1	(3)	1

Loss before provision for income taxes	(680)	(1,184)	(1,606)	(1,839)
Income tax provision	2	230	2	—

Net loss before minority interest	(682)	$(1,414)	(1,608)	$(1,839)

Minority interest	—	(10)	—	(10)

Net loss	$(682)	$(1,404)	$(1,608)	$(1,829)

Net loss per share:

Basic and diluted	(.04)	(.10)	(.10)	(.13)

Weighted average shares outstanding

Basic and diluted	15,573	14,793	15,573	14,519
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Six months ended
	March 31,
	2006	2005
in thousands	(unaudited)

Cash flows from operating activities:
Net loss	$(1,608)	$(1,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	6
Compensation to employees and directors paid with stock options	287	162
Minority interest in net loss of subsidiary	—	(10)
Compensation to consultant — stock issuance subject to performance	366	—
Changes in operating assets and liabilities:
Accounts receivable	(3)	247
Inventories, net	309	(3,126)
Other assets	2	45
Accounts payable and accrued expense	1	555
Accrued payroll and related taxes	16	24
Other liabilities	2	4

Net cash used in operating activities	(621)	(3,922)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(5)	(16)

Net cash used in investing activities	(5)	(16)

Cash flows from financing activities:
Net proceeds from issuance of common stock net of expenses	—	2,179
Proceeds in connection with the exercise of options and warrants	—	144
Proceeds in connection with the exercise of warrants in subsidiary	—	34

Net cash provided by financing activities	—	2,357

Net decrease in cash	(626)	(1,581)
Cash, beginning of period	890	3,269
Cash, end of period	$264	$1,688

Supplemental cash flow information:
Cash paid during the year for income taxes	$2	$—
Cash paid during the year for interest	$1	$1

Noncash transactions:
Conversion of accrued royalties to common stock	$—	$400
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
     The condensed consolidated financial statements include the accounts of Holdings and its subsidiary Xenonics, Inc. (“Xenonics”), collectively, the “Company”. On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, the Company currently owns 98.6% of the issued and outstanding capital stock of Xenonics. The minority interest in the condensed consolidated financial statements represents the minority shareholder’s proportionate share of equity in Xenonics. All significant inter-company items have been eliminated upon consolidation. See Note 13, Minority Interest.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the six months ended March 31, 2006 and has an accumulated deficit. In addition, net cash used in operating activities amounted to $621 during the six months ended March 31, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty. Subsequent to quarter end, the Company completed a $1,650 private placement. See Note 15, Subsequent Events.
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
3. LOSS PER SHARE
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and six months ended March 31, 2006 and 2005, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.
4. INVENTORIES

	March 31,	September 30,
Inventories were comprised of :	2006	2005

	(unaudited)

Raw materials	$54	$107
Work in process	75	247
Finished goods	2,733	2,816
Reserve for obsolescence	(1,965)	(1,964)

	$897	$1,206

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
5. NEW ACCOUNTING PRONOUNCEMENTS
     In April 2005, the Securities and Exchange Commission extended the implementation date for Statement No. 123R for small business issuers at the beginning of the fiscal year that begins after December 15, 2005. Hence, the Company will adopt 123R commencing October 1, 2006.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date SFAS No. 154 was issued. At the present time, the Company does not believe that adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.
6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses	March 31,	September 30,
consist of the following:	2006	2005

Accounts payable	$438	$409
Accrued expenses	171	199

	$609	$608

7. ACCRUED ROYALTIES
     On December 3, 2004, Lightrays and the Company came to an agreement whereby the $400 liability was satisfied through the issuance of 97 shares of the Company’s common stock, the Company’s 10% ownership in Lightrays was returned and the patent was assigned to the Company. The Company has not used, and is not currently using, the patented technology licensed from Lightrays.
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
9. ACCRUED CONSULTING FEES
     Under the consultant’s agreement (Note 8), the Company also agreed to evaluate the performance of the consultant and to determine payment of performance bonuses.
     On October 19, 2005, the Company and the consultant entered into Amendment No. 1 to the Consulting Agreement dated September 9, 2005. Pursuant to this Amendment, the Company agreed to issue to the consultant, effective as of October 19, 2005, subject to approval by the American Stock Exchange, (i) 188 shares of the Company’s common stock, par value $0.001 per share based on the consultant’s performance, and (ii) a Warrant to purchase 1,313 shares of the Company’s common stock at an exercise price of $2.00 per share. The Warrant will vest in full and become exercisable 90 days after October 19, 2005 based on the consultant’s performance under the Consulting Agreement, subject to an earlier vesting date if approved by the Company based on the consultant’s performance. On October 19, 2005, the closing price of the Company’s common stock as reported on the American Stock Exchange was $1.95 per share.
     On January 17, 2006, the Company and the consultant entered into Amendment No. 2 to this Consulting Agreement. Pursuant to the Amendment, the Company and the consultant agreed to extend the vesting period of the warrants from 90 days to 210 days, subject to the consultant’s performance.
     During the three months ended December 31, 2005, the Company recorded a fair value charge of $366 in connection with the 188 shares issuable to the consultant. As of March 31, 2006, the Company had not issued the 188 shares.
     Since the warrants issuable are subject to the consultant’s performance, the Company will record a charge for the warrants based on the fair value when the performance by the consultant to earn the warrants is complete. As of March 31, 2006, the consultant had not performed.

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
11. STOCK BASED COMPENSATION
     Stock Options - The Company uses the fair value based method of accounting for share-based compensation provided to the employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The value of stock options issued are based upon an option-pricing model and the Company recognizes this fair value as an expense over the period in which the options vest.
     On December 7, 2004, the board of directors of the Company adopted a 2004 stock incentive plan. The Company may issue up to 1,500 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock.
     Currently, no options are available to be granted under the 2003 stock option plan.
     There were no options granted or exercised in the second quarter of fiscal year 2006 or 2005 for either plan.
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
     Total compensation expense for outstanding options for the three months ended March 31, 2006 and 2005 was $138 and $86, respectively for both plans. For the six months ended March 31, 2006 and 2005, total compensation expense for outstanding options was $286 and $162, respectively for both plans.
12. STOCK WARRANTS
     At March 31, 2006, there were 3,959 warrants outstanding and 2,646 warrants vested and exercisable. During the six months ended ended March 31, 2006, the Company granted a warrant to purchase 1,313 shares of the Company’s common stock to a consultant at an exercise price of $2.00 per share. The warrants are not vested. See Note 9, Accrued Consulting Fees. During the three and six months ended March 31, 2006, no warrants were exercised.

     At March 31, 2005, there were 2,374 warrants outstanding and exercisable. During the three and six months ended March 31, 2005, the Company issued 50 warrants to two placement agents as fees in a private sale of common stock. One placement agent, Bryant Park Capital, a related party, received 10 of the 50 warrants. There were no warrants exercised in the three months ended March 31, 2005. Through the six months ended March 31, 2005, four warrant holders exercised 198 warrants. The exercise prices ranged from $0.60 to $1.05.
13. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss for the period ended March 31, 2006 exceeded the minority interest investment and therefore is shown at zero. The calculated minority interest in net income for the period from December 14, 2004 thru March 31, 2005 was $10.
14. CONTINGENCIES AND OTHER MATTERS
     Two customers accounted for 92% and 83% of the Company’s revenue for the three and six months ended March 31, 2006. Trade receivables for these customers at March 31, 2006 were approximately 99% of total receivables.
     Two vendors accounted for 47% of the Company’s accounts payable balance at March 31, 2006.
     The Company received a notice in February 2006 regarding a breach of contract filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 99% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleges that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants. Plaintiff alleges that had he been a Xenonics shareholder prior to the effective date, his shares would have been exchanged as a result of the transaction for shares of DHTS and therefore he could have sold the resulting shares for a profit he alleges to be more than $1 million. Plaintiff further asserts that after the transaction was effective, Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares.
     The Company denies the allegations of the complaint and intends to vigorously defend the action. The parties are currently engaged in pre-trial discovery.
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
15. SUBSEQUENT EVENTS
     In April 2006, the Company raised $1.65 million through the private sale of 1,000 shares of common stock, together with 250 Class A warrants and 250 Class B warrants. These warrants have a five-year term. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics has agreed to file a registration statement with the SEC to register the resale of the 1,000 shares and the shares of common stock underlying the warrants. In April 2006, the Company received net proceeds of $885 and a promissory note of $650 due July 13, 2006 with all accrued interest. If the registration of the securities is not effective by June 11, 2006, the principal and interest on the promissory note is due 30 days after the effective date of the registration statement. The Company will retain the custody of the shares and the warrants until all principal and interest on the promissory note is paid by the investor.
     In May 2006, one warrant holder exercised a warrant for 25 shares of common stock at an exercise price of $0.825 per share.

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
Results of Operations
Three-months ended March 31, 2006 compared to the three-months ended March 31, 2005
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the quarter ended March 31, 2006 were $718,000 compared to revenues of $80,000 for the quarter ended March 31, 2005. Two customers accounted for 93% of the revenue for the quarter.
     In the quarter March 31, 2006, the Company sold $670,000 or 93% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $60,000 or 75% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same quarter of the prior period.
     There were no sales to U.S. government agencies in the three months ended March 31, 2006 or 2005.
     The Company sold $9,000 or 1% to various international customers compared to $16,000 or 20% for the quarter ended March 31, 2006 and 2005, respectively. The Company is actively pursuing selected opportunities in the international market.
     The balance of this period’s sales of approximately $38,000 or 5% of revenue was generated with small orders from other customers compared to $4,000 or 7% of revenue for the same prior period.
     Although our plan is to expand our customer base of government agency and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2006.

     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 43% and 24% for the quarter ended March 31, 2006 and 2005, respectively. The revenue level in this prior period was not sufficient to support the level of direct and indirect production costs and the lower than expected gross profit percentage was due to under utilization.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $176,000 to $915,000 for the quarter ended March 31, 2006 compared to $1,091,000 for the quarter ended March 31, 2005. The reduction in expenses consisted primarily of a decrease in legal expenses of $146,000 and regulatory expenses of $84,000 offset by an increase of $109,000 related to salaries and compensation expense. The remaining decrease was due to various reductions in office expenses.
     Engineering, Research & Development: Engineering, research and development expenses were $72,000 for the quarter ended March 31, 2006 compared to $118,000 for the quarter ended March 31, 2005. The decrease is due to a reduction in engineering services from the outside.
     Net Loss: The Company experienced a net loss of $682,000 for the quarter ended March 31, 2006 compared to a net loss of $1,404,000 for the quarter ended March 31, 2005. Loss from operations was $677,000 for the current quarter compared to a loss of $1,190,000 for the quarter ended March 31, 2005. The improvement was due to both increased revenues and $222,000 of reduced operating expenses. The Company expects higher revenue levels in the future based on marketing activity. The Company reversed a tax benefit which negatively impacted prior year results by $230,000.
Six-months ended March 31, 2006 compared to the six-months ended March 31, 2005
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the six-months ended March 31, 2006 were $1,638,000 compared to revenues of $830,000 for the six-months ended March 31, 2005.
     In the six-months ended March 31, 2006, the Company sold $1,482,000 or 90% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $568,000 or 69% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the same six months of the prior period.
     There were no sales to the U.S. government agencies in the six months ended March 31, 2006 compared to $151,000 or 18% of revenue for the same period in the prior year.
     The Company sold $42,000 or 3% to various international customers compared to $51,000 or 6% for the six months ended March 31, 2006 and 2005, respectively. The Company is actively pursuing selected opportunities in the international market.
     The balance of this period’s sales of approximately $114,000 or 7% of revenue was generated with small orders from other customers compared to $60,000 or 7% of revenue for the same prior period.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2006.

     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 42% and 41% for the six-months ended March 31, 2006 and 2005, respectively.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $88,000 to $2,060,000 for the six-months ended March 31, 2006 compared to $1,972,000 for the six-months ended March 31, 2005. The incremental expenses consisted of increases in consulting expense of $342,000 primarily related to unearned stock for a consultant, compensation expense for employee stock options of $124,000 and increased salary related expenses of $72,000 primarily due to incremental headcount. The increased expenses were partially offset by decreased legal expenses of $210,000, regulatory expenses of $84,000 and accounting fees of $50,000. The remaining decrease was due to various reductions in office expenses.
     Engineering, Research & Development: Engineering, research and development expenses increased by $7,000 for the six-months ended March 31, 2006 compared to the six- months ended March 31, 2005. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Loss: The Company experienced a net loss of $1,608,000 for the six-months ended March 31, 2006 compared to a net loss of $1,829,000 for the six-months ended March 31, 2005. The improvement is due to increased revenue and the resulting increased gross profit. The Company expects higher revenue levels in the future based on marketing activity and outstanding quotes.
     Liquidity and Capital Resources
     As of March 31, 2006, the Company had working capital of $372,000 and a current ratio of 1.3-to-1 as compared to working capital of $1,691,000 and a current ratio of 3.4-to-1 as of September 30, 2005. Use of cash for operations and a decrease in inventory due to sales decreased current assets. An accrued expense for consulting fees related to unearned stock for a consultant increased current liabilities. As a result, there was a significant change in the current ratio.
     Our net loss of $1,608,000 for the six months ended March 31, 2006 negatively impacted cash. Sources of operating cash included compensation to consultant – stock issuance subject to performance of $366,000, a decrease in the inventory level of $309,000 and compensation expense related to options of $287,000. Net cash used for operations totaled $621,000 for the six months ended March 31, 2006.
     The Company is dependent on its ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Subsequent to March 31, 2006, the Company raised $1,650,000 through the private sale of 1,000,000 shares of common stock, together with 250,000 Class A warrants and 250,000 Class B warrants. These warrants have a five-year term. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics has agreed to file a registration statement with the SEC to register the resale of the 1,000,000 shares and the shares of common stock underlying the warrants. In April 2006, the Company received net proceeds of $885,000 and a promissory note of $650,000 due July 13, 2006 with all accrued interest or 30 days after the effective date of the registration statement.

     In February of 2006, the Company received notification from the American Stock Exchange (AMEX) that the Company was out of compliance and was given an opportunity to submit a plan to the AMEX, which it did on March 9, 2006. On March 31, 2006, the AMEX notified Xenonics Holdings, Inc. that the plan was accepted and the listing is being continued pursuant to an extension with a plan completion date of January 31, 2007.

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
     As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 99% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleges that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants. Plaintiff alleges that had he been a Xenonics shareholder prior to the effective date, his shares would have been exchanged as a result of the transaction for shares of DHTS and therefore he could have sold the resulting shares for a profit he alleges to be more than $1 million. Plaintiff further asserts that after the transaction was effective, Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares.
     The Company denies the allegations of the complaint and intends to vigorously defend the action. The parties are currently engaged in pre-trial discovery.
     We are occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
     In March 2006, the Company held its’ Annual Meeting of Stockholders. The stockholders voted to elect six directors to serve until the 2007 Annual Meeting of Stockholders. The elected directors were Alan P. Magerman, Richard J. Naughton, Jeffrey P. Kennedy, Robert Petersen, Robert Buie and Dr. Eli Shapiro. In addition, the stockholders voted to ratify the selection of Eisner, LLP as the Company’s independent auditors for the fiscal year ending September 30, 2006.

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

XENONICS HOLDINGS, INC.

	By:	/s/ Richard J. Naughton

Date: May 11, 2006		Richard J. Naughton
Chief Executive Officer

	By:	/s/ Donna G. Lee

Date: May 11, 2006		Donna G. Lee
Chief Financial Officer