Form 10QSB
period 2006-06-30
Xenonics Holdings, Inc.
filed 2006-08-18
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No [☑
As of July 31, 2006, the registrant had outstanding 16,597,675 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

-i-

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2006	2005
in thousands, except per share amounts	(unaudited)
Assets
Current assets:
Cash	$494	$890
Accounts receivable, net of allowance for doubtful accounts of $0	335	213
Inventories, net	893	1,206
Other current assets	94	82

Total Current Assets	1,816	2,391

Equipment, furniture and fixtures at cost, less accumulated depreciation of $80 and $70	50	50
Other non-current assets	25	25

Total Assets	$1,891	$2,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$539	$608
Accrued consulting fees	366	—
Accrued payroll and related taxes	124	86
Other current liabilities	7	6

Total Current Liabilities	1,036	700

Commitments and contingencies (Note 14)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—

Common shares, $0.001 par value, 50,000 shares authorized as of June 30, 2006 and September 30, 2005, respectively; 16,710 and 15,686 shares issued as of June 30, 2006 and September 30, 2005, respectively; 16,597 and 15,573 shares outstanding as of June 30, 2006 and September 30, 2005, respectively.	17	16

Additional paid-in capital	16,520	14,541
Accumulated deficit	(14,726)	(12,485)

	1,811	2,072
Less treasury stock, at cost, 113 shares as of June 30, 2006 and September 30, 2005	(306)	(306)
Less subscription receivable	(650)	—

Total Shareholders’ Equity	855	1,766

Total Liabilities and Shareholders’ Equity	$1,891	$2,466

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
in thousands, except per share amounts	(unaudited)		(unaudited)

Revenues	$855	$3,075	$2,493	$3,905

Cost of goods sold	522	1,712	1,475	2,198

Gross profit	333	1,363	1,018	1,707

Selling, general and administrative	827	1,277	2,888	3,248
Engineering, research and development	149	111	380	335

Loss from operations	(643)	(25)	(2,250)	(1,876)

Other income/(expense), net:
Interest income	11	3	16	16
Interest expense	(1)	(7)	(2)	(8)
Other expense	—	2	(3)	3

Loss before provision for income taxes	(633)	(27)	(2,239)	(1,865)
Income tax provision / (benefit)	—	(57)	2	(56)

Net (loss) / income before minority interest	(633)	$30	(2,241)	$(1,809)

Minority interest	—	7	—	(3)

Net (loss) / income	$(633)	$23	$(2,241)	$(1,806)

Net (loss) / income per share:

Basic and diluted	(.04)	—	(.14)	(.12)

Weighted average shares outstanding

Basic	16,391	15,191	15,845	14,742

Diluted	16,391	17,706	15,845	14,742
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Nine months ended
	June 30,
	2006	2005
in thousands	(unaudited)

Cash flows from operating activities:
Net loss	$(2,241)	$(1,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	8
Compensation to employees and directors paid with stock options	425	477
Minority interest in net loss of subsidiary	—	(3)
Compensation to consultant — stock issuance subject to performance	366	—
Changes in operating assets and liabilities:
Accounts receivable	(122)	(2,698)
Inventories, net	313	(2,283)
Other assets	(12)	(21)
Accounts payable and accrued expense	(69)	369
Accrued payroll and related taxes	38	12
Other liabilities	1	10

Net cash used in operating activities	(1,292)	(5,935)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(9)	(22)

Net cash used in investing activities	(9)	(22)

Cash flows from financing activities:
Proceeds from short-term debt		1,305
Net proceeds from issuance of common stock net of expenses	885	2,180
Proceeds in connection with the exercise of options and warrants	20	335
Proceeds in connection with the exercise of warrants in subsidiary	—	34

Net cash provided by financing activities	905	3,854

Net decrease in cash	(396)	(2,103)
Cash, beginning of period	890	3,269
Cash, end of period	$494	$1,166

Supplemental cash flow information:
Cash paid during the year for income taxes	$2	$(56)
Cash paid during the year for interest	$3	$3

Noncash transactions:
Conversion of accrued royalties to common stock	$—	$400
Subscription receivable	$650	—
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the nine months ended June 30, 2006 and has an accumulated deficit. In addition, net cash used in operating activities amounted to $1,292 during the nine months ended June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty. The Company completed a $1,650 private placement during the quarter ended June 30, 2006. See Note 8, Shareholders’ Equity.
2. REVENUE RECOGNITION
     The Company recognizes revenue net of discounts upon shipment and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders, collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
3. LOSS PER SHARE
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and nine months ended June 30, 2006 and 2005, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.
4. INVENTORIES
Inventories were comprised of :

	June 30,	September 30,
	2006	2005
	(unaudited)

Raw materials	$106	$107
Work in process	206	247
Finished goods	2,548	2,816
Reserve for obsolescence	(1,967)	(1,964)

	$893	$1,206

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
5. NEW ACCOUNTING PRONOUNCEMENTS
     In June 2006, FASB issued SFAS Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 Accounting for Income Taxes (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. Earlier application of the interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the interpretation is adopted. The Company does not expect that the adoption of FIN 48 will a have a material effect on the Company’s condensed consolidated financial position or results of operations.
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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following :

	June 30,	September 30,
	2006	2005

Accounts payable	$341	$409
Accrued expenses	198	199

	$539	$608

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
     On April 13, 2006, the Company raised $1.65 million through the private sale of 1,000 shares of common stock, together with 250 Class A warrants and 250 Class B warrants. These warrants have a five-year term. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics filed a registration statement with the SEC to register the resale of the 1,000 shares and the shares of common stock underlying the warrants that became effective on June 20, 2006. In April 2006, the Company received net proceeds of $885 and a promissory note of $650 originally due July 13, 2006 or 30 days after the effective date of the registration statement. The Company agreed to extend the due date of the note to August 20, 2006.
     On September 9, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued to the consultant 63 shares of the Company’s common stock. These shares were registered in an S-3 registration statement that became effective on October 14, 2005.
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
     On May 11, 2006, the Company and the consultant entered into Amendment No. 3 to this Consulting Agreement. Pursuant to the Amendment, the Company and the consultant agreed to extend the vesting period of the warrants from 210 days to September 30, 2006, subject to the consultant’s performance.
     During the three months ended December 31, 2005, the Company recorded a fair value charge of $366 in connection with the 188 shares issuable to the consultant. As of June 30, 2006, the Company had not issued the 188 shares.
     Since the warrants issuable are subject to the consultant’s performance, the Company will record a charge for the warrants based on the fair value when the performance by the consultant to earn the warrants is complete. As of June 30, 2006, the consultant had not performed.
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

     For the nine months ended June 30, 2006, the Company granted options under the 2004 Option Plan to purchase an aggregate of 106 shares of common stock at a weighted average exercise price of $1.72 to employees. The options were granted in December 2005 and vest over three years. The fair value of each option was estimated on the date of issuance using Black-Scholes option pricing model, with the following weighted average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.37% - 4.43%; and expected lives of three years from the date of grant.
      For the nine months ended June 30, 2005, the Company granted options under the 2004 Option Plan to purchase an aggregate of 590 shares of common stock at an exercise price of $3.80 per share to employees and directors. The options were granted on April 15, 2005 and vest over three years. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted average assumptions: dividend yield of 0%; expected volatility of 65%; risk-free interest rate of 3.94%; and expected lives of three years from the date of grant.
     Options for 395 shares were exercised during the nine months ended June 30, 2005.
     Total compensation expense for options for the three and nine months ended June 30, 2006 was $138 and $425, respectively. Total compensation expense for options for the three and nine months ended June 30, 2005 was $315 and $477, respectively.
12. STOCK WARRANTS
     At June 30, 2006, there were 4,434 warrants outstanding and 2,871 warrants have vested and are exercisable.
     During the three months ended June 30, 2006, the Company granted 500 warrants as part of a private placement. See Note 8, Shareholders’ Equity.
     In addition, during the nine months ended June 30, 2006, the Company granted a warrant to purchase 1,313 shares of the Company’s common stock to a consultant at an exercise price of $2.00 per share. The warrants are not vested. See Note 9, Accrued Consulting Fees.
     During the three and nine months ended June 30, 2006, one warrant holder exercised a warrant for 25 shares of common stock at an exercise price of $0.825 per share.
     At June 30, 2005, there were 2,219 warrants outstanding and exercisable. During the three months ended June 30, 2005, no warrants were granted. During the nine months ended June 30, 2005, the Company issued 50 warrants to two placement agents as fees in a private sale of common stock. One placement agent, Bryant Park Capital, a related party, received 10 of the 50 warrants.
     Two warrant holders exercised 155 warrants in the three months ended June 30, 2005 with an exercise price of $0.60. Through the nine months ended June 30, 2005, six warrant holders exercised 353 warrants. The exercise prices ranged from $0.60 to $1.05.

13. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss for the period ended March 31, 2006 exceeded the minority interest investment and therefore is shown at zero. The calculated minority interest in net income for the period from December 14, 2004 thru June 30, 2005 was $3.
14. CONTINGENCIES AND OTHER MATTERS
     Two customers accounted for 93% and 87% of the Company’s revenue for the three and nine months ended June 30, 2006. Trade receivables for these customers at June 30, 2006 were approximately 89% of total receivables.
     Two vendors accounted for 38% of the Company’s accounts payable balance at June 30, 2006.
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
Results of Operations
Three-months ended June 30, 2006 compared to the three-months ended June 30, 2005
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the three months ended June 30, 2006 were $855,000 compared to revenues of $3,075,000 for the three months ended June 30, 2005. Two customers accounted for 93% of the revenue for the quarter.
     For the three months ended June 30, 2006, the Company sold $817,000 or 95% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $2,989,000 or 97% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in the same quarter of the prior year. Prior year revenue included $2,700,000 related to a single contract from the U.S. Marine Corps.
     The Company sold $32,000 or 4% of revenue to various international customers compared to $1,000 for the three months ended June 30, 2006 and 2005, respectively. The Company is actively pursuing selected opportunities in the international market including the increasing number of private security operations in Iraq.
     For the three months ended June 30, 2006, sales of approximately $6,000 or 1% of revenue was generated with small orders from other customers compared to $84,000 or 3% of revenue for the same prior period.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 39% and 44% for the three months ended June 30, 2006 and 2005, respectively. The decrease in gross profit percentage is due to a shift in sales mix. For the three months ended June 30, 2006 47% of units sold came from our higher margin product as compared to 90% for the same period of the prior year. Additionally, the specific accessory products sold for the three months ended June 30, 2006 had lower margins than the accessory products sold in the same period of the prior year.
     Selling, General and Administrative: Selling, general and administrative expenses of $827,000 decreased by $450,000 from $1,277,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. The reduction in expenses consisted primarily of decreases in compensation expense of $176,000, legal expenses of $122,000, litigation of $78,000, marketing of $41,000 and salaries of $32,000.
     Engineering, Research & Development: Engineering, research and development expenses were $149,000 for the three months ended June 30, 2006 compared to $111,000 for the three months ended June 30, 2005. The increased expense is due to various engineering expenses including services from the outside, prototype expense and legal expense related to patent protection.
     Net Income (Loss): The Company incurred loss of $633,000 for the three months ended June 30, 2006 compared to net income of $23,000 for the three months ended June 30, 2005. The decrease was driven by lower than expected revenues. The Company is focusing on driving increased revenue levels in the future by introducing our new product to the market place and continuing to market our existing product to the military.
Nine-months ended June 30, 2006 compared to the nine-months ended June 30, 2005
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the nine months ended June 30, 2006 were $2,493,000 compared to revenues of $3,905,000 for the nine months ended June 30, 2005.
     For the nine months ended June 30, 2006, the Company sold $2,299,000 or 92% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $3,558,000 or 91% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) for the same period of the prior year.
     There were no sales to the U.S. government agencies for the nine months ended June 30, 2006 compared to $151,000 or 4% of revenue for the same period in the prior year.
     The Company sold $74,000 or 3% to various international customers compared to $52,000 or 1% for the nine months ended June 30, 2006 and 2005, respectively. The Company is actively pursuing selected opportunities in the international market including the increasing number of private security operations in Iraq.
     The balance of this period’s sales of approximately $120,000 or 5% of revenue was generated with small orders from other customers compared to $144,000 or 4% of revenue for the same period in the prior year.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer for the fiscal year ending September 30, 2006.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that

PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 41% and 44% for the nine months ended June 30, 2006 and 2005, respectively. The decrease in gross profit percentage is due to a shift in sales mix. For the nine months ended June 30, 2006, 35% of units sold came from our higher margin product as compared to 81% for the same period in the prior year. Additionally, the specific accessory products sold in the current year had lower margins than the accessory products sold in the prior year.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $360,000 to $2,888,000 for the nine months ended June 30, 2006 compared to $3,248,000 for the nine months ended June 31, 2005. Increased consulting expense of $338,000 primarily related to unearned stock for a consultant were offset by reduced spending in the following areas: legal expense — $409,000, regulatory expense — $104,000, marketing and commissions — $79,000, accounting expense — $62,000 and compensation expense for employee stock options — $52,000.
     Engineering, Research & Development: Engineering, research and development expenses increased by $45,000 for the nine months ended June 30, 2006 compared to the nine months ended June 30, 2005. Engineering, research and development spending levels are expected to remain at a higher level as we develop new products and make improvements to our existing products.
     Net Loss: The Company incurred loss of $2,241,000 for the nine months ended June 30, 2006 compared to a net loss of $1,806,000 for the nine months ended June 30, 2005. The shortfall compared to the prior year is due to lower than expected revenue.
     Liquidity and Capital Resources
     As of June 30, 2006, the Company had working capital of $780,000 and a current ratio of 1.75-to-1 as compared to working capital of $1,691,000 and a current ratio of 3.4-to-1 as of September 30, 2005. Use of cash for operations and a decrease in inventory due to sales decreased current assets. An accrued expense for consulting fees related to unearned stock for a consultant increased current liabilities. As a result, there was a significant change in the current ratio.
     Our net loss of $2,241,000 for the nine months ended June 30, 2006, an increase in the level of accounts receivable of $122,000 and a decrease in accounts payable and accrued expense of $69,000 negatively impacted cash. Sources of operating cash included compensation expense related to options of $425,000, compensation to consultant — stock issuance subject to performance of $366,000, a decrease in the inventory level of $313,000 and a decrease in accrued payroll and related taxes of $38,000. Net cash used for operations totaled $1,292,000 for the nine months ended June 30, 2006.
     The Company is dependent on its ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. In April 2006, the Company raised $1,650,000 through the private sale of 1,000,000 shares of common stock, together with 250,000 Class A warrants and 250,000 Class B warrants. These warrants have a five-year term. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics filed a registration statement with the SEC to register the resale of the

1,000,000 shares and the shares of common stock underlying the warrants which became effective on June 20, 2006. In April 2006, the Company received net proceeds of $885,000 and a promissory note of $650,000 due July 13, 2006 with all accrued interest or 30 days after the effective date of the registration statement. The Company agreed to extend the due date of the note to August 20, 2006.
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

XENONICS HOLDINGS, INC.

	By:	/s/ Richard J. Naughton

Date: August 18, 2006		Richard J. Naughton
Chief Executive Officer

	By:	/s/ Donna G. Lee

Date: August 18, 2006		Donna G. Lee
Chief Financial Officer