Form 10KSB
period 2006-09-30
Xenonics Holdings, Inc.
filed 2006-12-15
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Issuer’s revenues for its fiscal year ended September 30, 2006: $4,833,000.
Aggregate market value of the common stock held by non-affiliates of the Issuer as of November 13, 2006 was approximately $17,120,232
There were 16,790,675 shares of the Company’s common stock outstanding on November 13, 2006.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the issuer’s fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

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
     In late 2006, the company announced that it will introduce “SUPERVISION” which has been under development for nearly two years into the commercial markets. SUPERVISION is based on Xenonics’ innovative night vision technology.
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
     The following product is expected to be available in 2007.
     SuperVision SuperVision will allow the user to see in the dark with greater clarity than night vision, up to 300 yards with a zoom capability. The product is a small hand held device and weighs only 13 ounces. SuperVision is expected to retail for significantly less than the high-end night vision products.

The Markets
     The actual and potential markets for our products consist of the following.
     Military Forces, of the United States and Foreign Allies
     Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2006, we have sold approximately $22.8 million of NightHunter brand illumination systems into this market for testing or deployment. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps. In 2007, the Defense Appropriations Bill includes $2.0 million for the purchase of NightHunter products to the U.S. Army.
     According to the International Institute for Strategic Studies and the U.S. Department of Defense, there are nearly 5 million active troops, over 8 million reserve troops, approximately 600 warships, and 900 amphibious, major mine, and support ships, 26,000 heavy tanks, and 63,000 armored infantry vehicles in the armed forces of the United States and its allies. Given the large number of applications for NightHunter products, we believe that this represents a substantial market opportunity.
     U.S. Department of Homeland Security
     The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. Our products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security, and as of September 30, 2006 we have sold more than $1.5 million of NightHunter products to these organizations. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for our products. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.
     U.S. Law Enforcement and Fire, Search & Rescue
     We are in the early stage of pursuing additional opportunities for sales of NightHunter illumination systems to U.S. law enforcement and fire, search & rescue organizations. Thus far sales to this market group have been limited. However, law enforcement and fire, search & rescue represent a large market opportunity. Approximately 700,000 law enforcement personnel are estimated to be employed in the United States and there are approximately 30,000 fire, search & rescue departments in the United States. The introduction of SuperVision may have a significant impact in this segment.
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
     The introduction of SuperVision will drive additional emphasis in sales and marketing and permit possible significant sales growth in the commercial, governmental and international sectors. The Company has hired a leader in the field to create a marketing team to spearhead the SuperVision rollout.
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
Intellectual Property
     We have eleven design and utility patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light as well as our ruggedized digital low-light viewing device. We continue to make advancements, and have recently filed for an additional patent covering certain technologies that complement our NightHunter product technologies. In addition to the foregoing patents, we also rely on certain know-how and trade secrets related to the design and manufacture of our products. We believe that the patents (both granted and pending) and our know-how and trade secrets provide protection to certain of our core technologies, and allow us to develop future products that can be scaled up or down (or to develop alternative packages for the existing products). We are not aware of any infringement of our patents or that we are infringing any patents owned by third parties.
     Our “NightHunter”, “Xenonics” and “SuperVision” trademarks have been registered with the United States Patent and Trademark Office.
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
     During the fiscal year ended September 30, 2006 and 2005, we spent $576,000 and $504,000, respectively, on engineering, research and development.
Employees
     As of September 30, 2006, we employed 15 persons. There are four members in our executive management team, five persons employed in operations, two persons in engineering and four persons involved in sales and administrative support. We are not a party to any collective bargaining agreements.
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

Year ended September 30, 2006	High	Low
First Quarter	2.60	1.52
Second Quarter	2.50	1.37
Third Quarter	2.45	1.42
Fourth Quarter	2.18	1.40

Year ended September 30, 2005	High	Low
First Quarter	12.25	3.25
Second Quarter	8.00	4.00
Third Quarter	5.00	2.05
Fourth Quarter	3.70	1.60
     As of September 30, 2006, there were 16,790,675 common shares outstanding and approximately 64 shareholders of record, not including holders who hold their stock in “street name”.
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
Repurchase of Securities
     We did not repurchase any shares of our common stock during the fourth quarter of the year ended September 30, 2006.
Recent Sales of Unregistered Securities
     Not applicable
Equity Compensation Plan Information
     The following table summarizes as of September 30, 2006, the number of securities to be issued upon the exercise of outstanding derivative securities (options and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	and rights	and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,726,000	$2.50	769,000
Equity compensation plans not approved by security holders	938,000	$1.79	—
Total	2,664,000	$2.25	769,000
     The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company has not adopted without the approval of security holders any equity compensation plan under which securities of the issuer are authorized for issuance.
     On September 9, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant agreed to provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued the consultant a warrant to purchase 438,000 shares of the Company’s common stock at an exercise price of $2.00.
     On September 5, 2006, the Company and a consultant entered into an agreement pursuant to which the consultant will provide consulting services relating to financial public relations enhancing the Company’s visibility in the financial community and introducing the Company and its products to possible merger candidates, financial institutions and other members of the investment community; and assisting Company personnel in preparing presentation materials in connection with meetings and conferences involving the investment community. As part of this agreement the Company issued to the consultant a five year Warrant, vested upon issuance to purchase 500,000 shares of the Company’s common stock at $1.60 per share (which exceeded the fair market value of the common stock as of August 31, 2006, the day before an oral agreement was made).

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
Trends in Our Business
     The Company had revenue levels sufficient to generate net income in only one of the last three years. In the last two years revenue levels did not maintain traction. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products, expanding our customer base and from a marketing perspective becoming a part of long range requirement programs. We are in the process of determining new products, opportunities and distribution channels that will best help us to reach a goal of an expanded customer base. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
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
     Accounts Receivable - We recognize revenue upon shipment in accordance with Staff Accounting Bulletin (SAB) No. 101. Our history indicates that we will collect all of our accounts receivable, 86% of which on September 30, 2006 were due from the U.S. government. Accordingly, we have not established any reserve for doubtful accounts.
     Tax Valuation Allowance - A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our U.S. net deferred tax assets because of our history of losses. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize a portion of or their full value.
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
Results of Operations
Twelve-months ended September 30, 2006 compared to September 30, 2005
     Revenues: We operate in one industry segment, the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the fiscal year ended September 30, 2006 were $4,833,000 compared to revenues of $4,434,000 for the fiscal year ended September 30, 2005.
     In the fiscal year ended September 30, 2006, the Company sold $4,619,000 or 96% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $4,026,000 or 91% of revenue to the military market (U.S. Army, U.S. Navy, U.S. Marines and military resellers) in the prior year. The revenue in the current year was generated from various military units. In the prior year, revenue was generated from numerous military units as well as an appropriation in the defense budget. The Company has increased its’ marketing activity in this segment to increase awareness of the product and build future orders. The feedback regarding the product from current customers and those who are introduced to the product is positive and substantiates an increased demand, although there is no assurance that our increased marketing efforts will result in increased revenues. The Company continues to work with current and prospective customers to improve our position in the procurement process for all of the armed services. In the current fiscal year, we focused on becoming part of long range programs. We expect this effort to start impacting revenue in the next year. The Company is also developing and engaging in partnerships with first tier defense contractors to use Company technology in a variety of defense and security applications. The Company believes that it has made substantial efforts in this regard.
     No revenue was generated from U.S. government agencies in the fiscal year ended September 30, 2006. This compares to $151,000 or 3% of revenue for the prior fiscal year. The company expects to significantly improve sales to government security agencies; Customs and Border Patrol, Coast Guard and National Guard units. There is interest in current NightHunter products and anticipation of the company’s SuperVision product. This interest coupled with the recently established relationships with large suppliers of equipment to the multi-billion dollar Secure Border Initiative is expected to have a positive effect on revenues in this customer sector.
     The Company sold $113,000 or 2% of revenue to various international customers in fiscal year 2006 and $50,000 or 1% of revenue in 2005.
     The balance of this fiscal year’s sales of approximately $101,000 or 2% of revenue was generated with orders from other customers compared to $207,000 or 5% of revenue for fiscal year 2005.
     Our plan is to expand our customer base and increase our product line to diversifying and grow our revenue base in the fiscal year ending September 30, 2007.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 58% for the year ended September 30, 2006 compared to 0% for the prior year. The gross profit percentage was positively impacted in the current year due to the sale of product from inventory that was identified as excess inventory in the prior year. The reduction of excess inventory related to the sale of product was $797,000. The gross profit percentage was positively impacted by 16%. For the year ended September 30, 2005, the company determined that based on the decrease in revenues of a specific product in fiscal year 2005, $1,953,000 of finished goods inventory should be identified as excess inventory. This adjustment reduced the gross profit percentage from 44% to 0%.
     Management believes the remaining excess inventory will be sold. Future sales of excess inventory will have a positive effect on the company’s gross profit percentage.
     We review costs and processes on an ongoing basis in an effort both to maintain quality and to reduce costs when possible. With an emphasis on both increased volume requirements and quality issues, the addition or replacement of vendors may be required.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,170,000 to $3,714,000, in the year ended September 30, 2006 compared to $4,884,000, for the year ended September 30, 2005. The decrease in expenses reflected a reduction in legal expense of $791,000,marketing expense of $135,000, corporate governance matters of $116,000 and accounting services of $112,000.

     As a small company, we employ outside services in such areas as legal, engineering, accounting and sales & marketing consulting. We are continuously evaluating the most efficient use of the company’s funds for such services.
     Engineering, Research & Development: Engineering, research and development expenses increased by $72,000 during the year ended September 30, 2006 compared to the prior year ended September 30, 2005. We will continue to improve our current product line and are creating a second generation of products. The improvements to our products are based on customer feedback. In addition, we recognize the need to develop additional products in an effort to expand our customer base and product selection to our current customers.
     Other Income / Expense: For the year ended September 30, 2006, interest income was $26,000 compared to $22,000 in the prior year. In the current year, this was offset by $7,000 of interest and other expense. For the year ended September 30, 2005, common stock was returned to the company as part of a settlement of a lawsuit which created a gain of $306,000. The balance of other expense in the prior year consisted primarily of interest expense. Interest expense, net of interest received; decreased to $14,000 for the year ended September 30, 2005 and related to notes payable and short-term borrowings.
     Provision for Income Taxes: For the year ended September 30, 2006, the provision for income tax was $2,000. For the year ended September 30, 2005, the $49,000 credit provision for income taxes was created due to the receipt of a state refund relating primarily to an adjustment based on California state franchise tax overpayment for the 2004 tax year.
     Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred losses for the year ended September 30, 2006 and 2005 and has an accumulated deficit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
     As of September 30, 2006, we had working capital of $2,329,000 and a current ratio of 4.50-to-1.
     Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created a significant accumulated deficit ($13,973,000) as of September 30, 2006 and ($12,485,000) as of September 30, 2005. Historically, we have relied on the sale of equity to fund our working capital needs.
     During the year ended September 30, 2006, the company cut substantial cost from SG&A spending. However, the Company still sustained a loss due to lower than anticipated revenue. During the year ended September 30, 2006, cash at the end of the year decreased by $791,000 from the amount of cash on hand at September 30, 2005. However, our total current assets increased by $603,000.

     We did not have any material commitments for capital expenditures as of September 30, 2006 and currently do not anticipate any such material expenditures during the current fiscal year ending September 30, 2007.
     Our net loss of $1,488,000 for the year ended September 30, 2006 negatively impacted use of cash. During the year ended September 30, 2006, we used $1,803,000 of cash from operations, which differs from our net loss primarily as a result of changes in accounts receivable offset by stock option compensation, the issuance of warrants and compensation for services and a decrease in inventory levels. In the year ended September 30, 2006, the company increased accounts receivable by $1,981,000. In the year ended September 30, 2006, inventory levels decreased $601,000 primarily related to the sale of $797,000 of inventory identified excess. Management believes the remaining excess inventory will be sold. Future sales of excess inventory will have a positive effect on the company’s gross profit percentage.
     Financing activities for the year ended September 30, 2006 included a private placement of 1,000,000 shares of common stock at $1.65 per share (from which we received $885,000, net of expenses) and the proceeds of $136,000 from the exercise of options and warrants to purchase 218,000 shares of common stock. The Company accepted a subscription receivable for $650,000 plus 5% interest related to the private placement. The due date of the note has been extended to March 1, 2007...
     Our net loss of $5,004,000 for the year ended September 30, 2005 negatively impacted use of cash. During the year ended September 30, 2005, we used $4,938,000 of cash in operations, which differs from our net loss primarily as a result of changes in liabilities offset by stock option compensation and the issuance of warrants and compensation for services. In the year ended September 30, 2005, the company increased finished goods inventory by $2,049,000. The inventory build was in contemplation of increased revenue levels and to provide enhanced delivery times to our customers. However, the company determined that based on the decrease in demand of a specific product in fiscal year 2005, $1,953,000 of finished goods inventory was identified as excess inventory. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. Future sales of this excess inventory will have a positive effect on the company’s gross profit percentage.
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
     The following is a summary of our contractual cash obligations at September 30, 2006 for the following fiscal years:

						2011
Contractual Obligations	Total	2007	2008	2009	2010	and thereafter

Long-Term Office Lease	$228,000	$108,000	$111,000	$9,000	—	—
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

     Based on the amount of working capital that we had on hand on September 30, 2006 and the amount of unfilled orders we have pending, the Company is dependent on its ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Although management believes it can obtain additional financing, there is no certainty that it can.
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
     For the most recent fiscal year ended September 30, 2006, we posted a net loss of $1,488,000 on sales of $4,833,000, compared to a net loss of $5,004,000 on revenues of $4,434,000 for the year ended September 30, 2005. For the year ended September 30, 2004, Xenonics recorded net income of $1,476,000 on revenues of $11,927,000. Prior to the fiscal year ended September 30, 2004, we experienced losses in each year since our formation. Our net losses totaled $832,000 in 1999, $1,043,000 in 2000, $1,593,000 in 2001, $1,196,000 in 2002 and $1,963,000 for the period ended September 30, 2003, a nine-month transition period due to a change in fiscal year end from December 31 to September 30. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of this company.
The loss of any one of our major customers would have an adverse effect on our revenue.
     We are dependent on a few large customers. For the fiscal year ended September 30, 2006 and 2005, sales to the U.S. Marine Corps represented 56% and 69% of our total sales, respectively. Accordingly, the loss of the U.S. Marine Corps as a customer could have a material adverse impact on the results of our operations and on our financial condition. Currently, we do not have any long-term purchase commitments from the U.S. military or any other customer. No assurance can be given that our existing customers will continue to purchase our products or that we will receive similar orders from other customers.

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
We may not have adequate protection of our intellectual property, which could result in a reduction in our revenue if our competitors are able to use our intellectual property or if we lose our rights to the NighthunterII or SuperVision patent application.
     We own the rights to seven patents (or allowed patent applications) and four patent pending applications relating to the design and configuration of our xenon illumination technology and digital lowlight viewing. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. No assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
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
     Further, our future growth and profitability will depend on our ability to both successfully commercialize NightHunter and to develop and commercially release other products. While our goal is to develop and commercialize a line of ultra-high intensity illumination systems, and digital low-light viewing devices, new products will require substantial expenditures of money for development and advertising. There is no guarantee that the market will accept these new products. If we are unable to develop and release other products, the future of this company will depend on the commercial success of our existing three NightHunter products.

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
     Since we acquired Xenonics, Inc. through September 30, 2006, the closing price of our shares of common stock on the Pink Sheets electronic trading system and subsequently on the OTC Bulletin Board and then on the American Stock Exchange has fluctuated from $1.43 per share to $11.25 per share. The future market price of our common stock may be affected by many factors and may continue to be subject to significant fluctuations in response to variations in our operating results and other factors such as investor perceptions, supply and demand, interest rates, general economic conditions and those specific to the industry, developments with regard to our activities, future financial condition and management.
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
     There are currently outstanding stock options and warrants entitling the holders to purchase 5,154,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.25 per share to $8.00 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing stockholders and could cause our stock price to decline.
Future sales of common stock by our existing stockholders and option and warrant holders could cause our stock price to decline.
     As of September 30, 2006, we had 16,790,675 outstanding shares of common stock. Approximately 13,993,232 of those shares are freely tradable without further registration under the Securities Act of 1933. Furthermore, an additional 4,159,835 shares of our common stock that are issuable upon the exercise of already vested options and warrants will be freely tradable if they are acquired upon the exercise of the underlying options or warrants.
     Approximately 2,797,443 of our outstanding shares are “restricted securities,” as that term is defined by Rule 144 under the Securities Act, and may be sold in the public market only if their resale is registered or if they qualify for an exemption from registration under the Securities Act. Approximately 2,355,895 of those outstanding restricted shares of our common stock are currently eligible for resale in the public market in accordance with the volume limitations and other restrictions of Rule 144. Furthermore, any shares of common stock that are held by our “affiliates,” as that term is defined in Rule 144, may be publicly sold only if the sale is registered under the Securities Act or if the sale is made in compliance with certain volume limitations and other restrictions imposed by Rule 144, regardless as to whether the issuance of such shares to our affiliates was registered under the Securities Act.
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
We have audited the accompanying consolidated balance sheet of Xenonics Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiary as of September 30, 2006, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and not generated cash flows from operating activities for the years ended September 30, 2006 and 2005 and has an accumulated deficit at September 30, 2006. The Company’s continued existence is dependent on the Company’s ability to increase sales and obtain additional equity and/or debt financing to support planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Eisner LLP

New York, New York
November 16, 2006

CONSOLIDATED BALANCE SHEET

September 30,
2006
in thousands, except per share amounts
Assets
Current assets:
Cash	$99
Accounts receivable, net of allowance for doubtful accounts of $0	2,194
Inventories, net	605
Other current assets	96

Total Current Assets	2,994

Equipment, furniture and fixtures at cost, less accumulated depreciation of $83	46
Other non-current assets	25

Total Assets	$3,065

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$561
Accrued payroll and related taxes	96
Other current liabilities	8

Total Current Liabilities	665

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000 shares authorized, 16,904 shares issued and 16,791 shares outstanding	17
Additional paid-in capital	17,312
Accumulated deficit	(13,973)

3,356
Less treasury stock, at cost, 113 shares	(306)
Less subscription receivable	(650)

Total Shareholders’ Equity	2,400

Total Liabilities and Shareholders’ Equity	$3,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2006	2005
in thousands, except per share amounts

Revenue	$4,833	$4,434

Cost of goods sold (including write down of excess inventory of $1,953 in 2005)	2,048	4,431

Gross profit	2,785	3

Selling, general and administrative	3,714	4,884
Engineering, research and development	576	504

Loss from operations	(1,505)	(5,385)

Other expense, net:
Interest income	26	22
Gain on settlement	—	306
Interest expense	(4)	(36)
Other (expense) / income	(3)	6

Loss before provision for income taxes	(1,486)	(5,087)
Income tax / (benefit) provision	2	(49)

Loss before minority interest	$(1,488)	$(5,038)

Minority interest	—	(34)

Net loss	$(1,488)	$(5,004)

Net loss per share:

Basic and diluted	(.09)	(.33)

Weighted average shares outstanding
Basic and diluted	16,044	14,963
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
in thousands
Balance at September 30, 2004	14,167	$14	—	—	$10,540	$(7,481)	—	$3,073

Options exercised	495	1	—	—	123	—	—	124

Warrants exercised	364	—	—	—	248	—	—	248

Issuance of common stock for services	63	—	—	—	110	—	—	110
Issuance of common stock in private placement, net of offering costs of $321	500	1	—	—	2,178	—	—	2,179
Conversion of accrued royalties to common stock	97	—	—	—	400	—	—	400
Gain on settlement	—	—	(113)	(306)	—	—	—	(306)
Compensation charge for stock options issued to employees and directors	—	—	—	—	614	—	—	614
Issuance of warrants for services	—	—	—	—	328	—	—	328
Net loss	—	—	—	—	—	(5,004)	—	(5,004)

Balance at September 30, 2005	15,686	$16	(113)	$(306)	$14,541	$(12,485)	—	$1,766

Issuance of common stock in private placement, net of offering costs of $115	1,000	1	—	—	1,534	—	(650)	885

Warrants exercised	218	—	—	—	136	—	—	136
Compensation charge for stock options issued to employees and directors	—	—	—	—	560	—	—	560

Issuance of warrants for services	—	—	—	—	541	—	—	541
Net loss	—	—	—	—	—	(1,488)	—	(1,488)

Balance at September 30, 2006	16,904	$17	(113)	$(306)	$17,312	$(13,973)	$(650)	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Year ended
	September 30,
	2006	2005
in thousands
Cash flows from operating activities:
Net loss	$(1,488)	$(5,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	11
Compensation charge for stock options issued to employees and directors	560	614
Issuance of warrants for services	541	328
Gain from settlement of common stock	—	(306)
Write down of excess inventory	—	1,953
Issuance of common stock for services	—	110
Minority interest in net loss of subsidiary	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	40
Inventories	601	(2,237)
Other current and non-current assets	(14)	106
Accounts payable and accrued expense	(47)	(518)
Accrued payroll and related taxes	10	(7)
Other current liabilities	2	6

Net cash used in operating activities	(1,803)	(4,938)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(9)	(26)

Net cash used for investing activities	(9)	(26)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	1,305
Repayment of short-term borrowings	—	(1,305)
Net proceeds from issuance of common stock net of expenses	885	2,179
Proceeds in connection with the exercise of options and warrants	136	372
Proceeds in connection with the exercise of warrants in subsidiary	—	34

Net cash provided by financing activities	1,021	2,585

Decrease in cash	(791)	(2,379)
Cash, beginning of period	890	3,269
Cash, end of period	$99	$890

Supplemental cash flow information:
Cash paid during the year for income taxes	$2	$—
Cash paid during the year for interest	$4	$36

Noncash transactions:
Conversion of accrued royalties to common stock	—	$400
Subscription receivable	$650	—
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
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company has incurred losses for the years ended September 30, 2006 and 2005 and has an accumulated deficit at September 30, 2006. In addition, the Company has not generated cash flows from operations. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and significant sales of its new products. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. If management is not successful, the Company may have to substantially cut back its level of operations which could have an adverse effect on the financial position of the Company. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
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
     Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash, trade receivables and accrued expenses, approximate their fair value due to the short-term nature of these items.
     Inventories - Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Certain orders from the United States Government that were anticipated in the fourth quarter of fiscal 2005 were not realized, and the quantities of inventory at September 30, 2005 which were estimated to be excessive were fully reserved, based on existing orders and assumptions of future demand at that time. The allowance is measured as the cost of the excess inventory and the estimated amount realized based upon assumptions about future demand. The allowance was charged to the provision for inventory, which is a component of cost of sales. A new basis for the inventory is established, and subsequent changes in facts and circumstances will not result in the restoration or increase in that newly established cost basis.
     Revenue Recognition - The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
     Advertising Costs – Advertising costs are expensed as incurred. For the years ended September 30, 2006 and 2005, advertising expense was approximately $124 and $223, respectively.
     Industry Segment And Geographical Data - The Company operates in one industry segment, which includes security lighting systems. Substantially all revenue is from the US government.
Geographical data:

	Year ended
	September 30,
	2006	2005
US Military	96%	91%
US Border Patrol	—%	3%
International	2%	1%
Other	2%	5%

	100%	100%

     Cost of Goods Sold - Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs invoiced to the Company related to outside production of product through a three-year exclusive manufacturing agreement.
     Income Taxes - Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.
     Loss Per Common Share - Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the year ended
	2006	2005
Shares outstanding, beginning	15,573	14,167
Weighted average shares issued	471	796

Weighted average shares outstanding — Basic	16,044	14,963
Effect of dilutive securities (stock options and warrants)	—	—

Weighted average shares outstanding — diluted	16,044	14,963

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	2006	2005
Stock options and warrants	5,154	4,281

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
     Major Concentrations – For the year ended September 30, 2006, two customers represented 80% of revenue. The US Marine Corps contributed 56% of revenue, primarily generated from one order. For the year ended September 30, 2005, two customers represented 83% of revenue. The US Marine Corps contributed 69% of revenue, primarily generated from one order.
     As of September 30, 2006, one customer represented 86% of the Company’s accounts receivable. As of September 30, 2005, one customer represented substantially all of the Company’s accounts receivable.
     For the year ended September 30, 2006, no vendor represented more than 10% of company expenses. For the year ended September 30, 2005, one vendor represented 53% of company expenses. (See Note 11, Commitments and Contingencies).

     Recent Accounting Pronouncements
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
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Benefit Plans (SFAS 158). SFAS 158 requires companies to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. This statement is effective for financial statements as of the end of fiscal years ending after December 15, 2006. Since the Company does not have a defined benefit plan, the adoption of SFAS 158 will not have an impact on the consolidated financial statements.

3. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,
	Useful Lives	2006
Computer equipment	5	$86
Computer software	5	23
Leasehold improvement	7	20

		129
Less: accumulated depreciation and amortization		83

		$46

4. INVENTORIES
Inventories were comprised of:

September 30,
2006
Raw materials	$145
Work in process	301
Finished goods	1,330
Reserve for obsolescence	(1,171)

$605

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following:

September 30,
2006
Accounts payable	$436
Accrued expenses	125

$561

6. SHAREHOLDERS’ EQUITY
     The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.
     Common Stock -
     In April 2006, the Company raised $1.65 million through the private sale of 1,000 shares of common stock, together with 250 Class A warrants and 250 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics filed a registration statement with the SEC to register the resale of the 1,000 shares and the shares of common stock underlying the warrants that became effective on June 20, 2006. In April 2006, the Company received net proceeds of $885 and a promissory note of $650 originally due July 13, 2006 or 30 days after the effective date of the registration statement. The Company agreed to extend the due date of the note to March 1, 2007.
     On September 9, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued to the consultant 63 shares of the Company’s common stock. These shares were registered in an S-3 registration that became effective on October 14, 2005. (See Note 11)
     On August 9, 2005, the Company reached a settlement with a former officer and his company. Among other things, the settlement provided him to return to the Company 113 of the 250 shares of the Company’s common stock at issue in the lawsuit and he kept the remaining 137 shares.
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
7. INCOME TAXES
The provision for income taxes is summarized below:

	Year ended
	September 30,
	2006	2005
Current provision:
Federal	$—	$28
State	2	(77)

	$2	$(49)

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	September 30,
	2006	2005
Inventory reserve	466	782
Stock compensation expense	468	256
Warrant expense	369	154
State taxes	1	—
Accumulated depreciation / amortization	(21)	(17)
R&D credit	237	147
Other	56	50
Net operating loss carryforwards	3,435	2,951

	5,011	4,323
Valuation allowance	(5,011)	(4,323)

Net deferred tax asset	$—	$—

     As of September 30, 2006, the Company had federal and state net operating loss (NOL) carryforwards of $8,960 and $6,664, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(5,011) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward of NOLs may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.
     The valuation allowance increased by $688 for the year ended September 30, 2006 and by $2,089 during the year ended September 30, 2005.
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year ended
	September 30,
	2006	2005
Federal statutory rate	( 34.0%)	( 34.0%)
State income taxes, net of federal income tax benefit	(5.8%)	(5.7%)
Change in valuation allowance	46.2%	41.7%
R&D credit carryforward	(6.0%)	(2.9%)
Other	(0.3%)	(0.1%)

	0.1%	(1.0%)

8. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The minority interest in net loss for the year ended September 30, 2006 exceeded the minority interest investment and therefore is shown at zero. The minority interest in net loss from December 14, 2004 thru September 30, 2005 was $34.
9. SIGNIFICANT CONTRACTS
     During the year ended September 30, 2006, the Company received two purchase orders totaling $1,791 to be delivered to the United States Marine Corp. All the revenue from these orders was recognized in the current year and was outstanding in accounts receivable as of September 30, 2006.
     In addition, the Company received a purchase order for $329 to be delivered to the US Army. Revenues recognized during the year ended September 30, 2006 for this order were $309. The receivable was outstanding as of September 30, 2006.
     During the year ended September 30, 2005, the Company received a $2,900 contract from the United States Marine Corps which was recognized as revenue during the year ended September 30, 2005. There were no accounts receivable at September 30, 2005 related to this contract.
10. SAVINGS PLAN
     On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2006 and 2005, the Company made no matching contributions.

11. COMMITMENTS AND CONTINGENCIES
     Leases - The Company leases its facility under a noncancelable operating lease through October 2008. The agreement requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under noncancelable operating leases. Rent expense under these leases totaled $145 and $137 for the years ended September 30, 2006 and 2005, respectively.
     Minimum future obligations for these leases total $109, $111 and $9 for the years ending September 30, 2007, 2008 and 2009, respectively.
     Factoring – On August 31, 2006, the Company entered into a factoring agreement. Under this agreement the Company may factor the Company’s trade receivables on a recourse basis in return for an immediate cash credit equal to 80% of the factored receivables not to exceed $200. Additionally, the Company is charged a transaction fee of 2.5% for the first thirty days period of the gross invoice amount of the factored receivables. Obligations due to the factor under the factoring agreement are collateralized by a continuing security interest in all the Company’s assets including but not limited to accounts receivable, inventories, general intangibles and equipment now existing or hereafter acquired of every kind whever located, together with merchandise returns and goods represented thereby, and all proceeds there from of every kind and nature. As of September 30, 2006 no receivables were factored.
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
     Consulting Agreements – In September, 2005, the Company and a consultant entered into an agreement pursuant to which the consultant will provide advice relating to the marketing of the Company’s products and consulting services relating to the development of domestic and non-domestic sales and marketing strategies for the Company’s products in the United States and in foreign countries including, without limitation, the Company’s portable illumination products. As part of this agreement the Company issued the consultant a warrant to purchase 438 shares of the Company’s common stock at an exercise price of $2.00.
     On October 19, 2005, the Company and the Consultant entered into Amendment No. 1 (the “First Amendment”) to the Consulting Agreement. Pursuant to the First Amendment, the Company agreed to issue to the Consultant (i) 188 shares of the Company’s common stock, par value $0.001 per share and (ii) a Warrant to purchase 1,313 shares of the Company’s common stock at an exercise price of $2.00 per share. Amendment No. 1 states that the Warrant will vest in full and become exercisable on the 90th day after October 19, 2005 based on the Consultant’s performance under the Consulting Agreement.
     On January 17, 2006, the Company and the Consultant entered into Amendment No. 2 (the “Second Amendment”) to the Consulting Agreement. Pursuant to the Second Amendment, (i) the Company and the Consultant agreed that the Warrant to purchase 1,313 shares of the Company’s common stock that is described in the preceding paragraph would vest in full and become exercisable on the 210th day after October 19, 2005 based on the Consultant’s performance under the Consulting Agreement, and (ii) the Company and the Consultant agreed that the issuance to the Consultant of the 188 shares of common stock described in the preceding paragraph would be subject to the Consultant’s performance under the Consulting Agreement.
     On May 11, 2006, the Company and the Consultant entered into Amendment No. 3 to the Consulting Agreement. This amendment extended the 210-day period to September 30, 2006.

     On September 29, 2006, the Company sent a letter to the Consultant advising the Consultant that the performance period would not be further extended, that the Warrant to purchase 1,313 shares of the Company’s common stock would be cancelled and that the 188 shares of the Company’s common stock would not be issued. During the three months ended December 31, 2005, the Company recorded a charge of $366 in connection with the 188 shares issuable under this agreement subject to the consultant’s performance. In September 2006, the charge of $366 was removed since the consutant had not performed in accordance with the agreement.
     In September 2005, the Company entered in a three-year agreement to provide various marketing consulting services. The agreement requires the Company to pay a monthly fee of $3. The agreement was terminated in August 2006.
     In August 2005, the Company entered in a one-year agreement to provide various marketing and public relations services. The agreement requires the Company to pay a monthly fee of $15. The agreement was terminated in November 2005.
     In May 2005, the Company entered into a one year agreement to provide various marketing consulting services. The agreement requires the Company to pay a monthly fee of $7.5 and includes a 30 day termination notice. Upon expiration in May 2006, the agreement has been renewed on a month-to-month basis.
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
     Litigation - The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 99% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleges that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants. Plaintiff alleges that had he been a Xenonics shareholder prior to the effective date, his shares would have been exchanged as a result of the transaction for shares of DHTS and therefore he could have sold the resulting shares for a profit he alleges to be more than $1 million. Plaintiff further asserts that after the transaction was effective, Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. The Company denies the allegations of the complaint and intends to vigorously defend the action. The parties are currently engaged in pre-trial discovery.
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.
12. STOCK OPTIONS AND WARRANTS
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
     2003 Stock Option Plan - In July 2003, the Board of the Company adopted a new stock option plan (2003 Option Plan) in connection with the reorganization (Note 1, Operations and Other Organizational Matters). Under the 2003 Option Plan, options to purchase up to 1,500 shares of common stock are available for employees, directors, and outside consultants. The 2003 Option Plan is administered by the Board. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan vest under one of the following three scenarios: immediately; one-third upon grant, one-third after one year and one-third after two years; or one-third after one year, one-third after two years and one-third after three years.
     There were 980 and 995 of options outstanding under the 2003 Option Plan as of September 30, 2006 and 2005, respectively.
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
     There were no options granted under the 2003 Option Plan for the year ended September 30, 2006.
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
     There were 746 and 640 options outstanding under the 2004 Option Plan as of September 30, 2006 and 2005, respectively.
     In December 2005, the Company issued 106 new stock options under the 2004 Option Plan to employees. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 103%; risk-free interest rate of 4.37 – 4.43%; and expected lives of three years from the date of grant.
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
     The Company recorded noncash compensation expense totaling $560 and $614 during the period ended September 30, 2006 and 2005, respectively for option in both plans.
     A summary of the Company’s stock option activity and related information is as follows:

		Year ended September 30,
		2006		2005
		Weighted		Weighted
		Average		Average
	Options	Exercise Price	Options	Exercise Price
Outstanding-beginning of period	1,635	$2.563	1,245	$0.958
Granted	106	$1.722	1,040	$3.408
Exercised	—	—	(495)	$0.250
Forfeited	(15)	$3.750	(155)	$2.726

Outstanding-end of period	1,726	$2.501	1,635	$2.563

Exercisable at end of period	982	$2.083	680	$1.347

Weighted-average fair value of options granted during the period		$1.125		$1.550

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2006:

Options Outstanding				Options Exercisable
at September 30, 2006				at September 30, 2006
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.250 - $1.000	545	5.50	$0.709	545	$0.709
$1.870 - $2.850	331	3.86	$1.882	37	$2.282
$3.500 - $3.800	805	3.40	$3.779	370	$3.778
$5.750 - $6.000	45	4.00	$5.917	30	$5.917

	1,726	4.17	$2.501	982	$2.083
     Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, stockholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
     At September 30, 2006 and 2005, there were 3,428 and 2,646 warrants to purchase common stock outstanding, respectively. During the current year, the company granted 2,313 warrants to purchase common stock, 218 warrants were exercised and 1,313 warrants were canceled. The exercise prices of warrants exercised ranged from $0.60 to $0.825 per share.
     In September 2006, the Company granted a warrant to purchase 500 shares of the Company’s common stock to a consultant at an exercise price of $1.60 per share. The warrant vested immediately and has an exercise period of five years.

     In April 2006, the Company granted 500 warrants as part of a private placement. See Note 6, Shareholders Equity.
     In October 2005, the Company granted 1,313 warrants to a consultant. The warrant was canceled in September 2006. See Note 11, Commitments and Contingencies.
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
     A summary of the Company’s warrant activity is as follows:
Warrants:

		Year ended September 30,
		2006		2005
		Weighted		Weighted
		Average		Average
	Warrants	Exercise Price	Warrants	Exercise Price
Outstanding-beginning of period	2,646	$1.193	2,522	$0.894
Issued	2,313	$2.065	488	$2.359
Exercised	(218)	$0.626	(364)	$0.683
Canceled	(1,313)	$2.000	—	—

Outstanding-end of period	3,428	$1.508	2,646	$1.193

Exercisable-end of period	3,178	$1.375	2,646	$1.193

The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2006:

Warrants Vested and Exercisable
at September 30, 2006
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price
$0.600 - $1.000	1,763	1.79	$0.702
$1.005 - $2.200	1,290	4.27	$1.808
$5.050 - $8.000	125	2.91	$6.410

	3,178	2.84	$1.375

13. SUBSEQUENT EVENTS
     In October 2006, the Company issued 100 stock options under the 2004 Option Plan to an employee which were vested upon issuance. The fair value of the option estimated on the date of issuance using the Black-Scholes option-pricing model was $1.13, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 99%; risk-free interest rate of 4.6%; and expected life of four years from the date of grant. Additionally, in November 2006, the Board of Directors approved an incentive plan for the employee which would provide for additional option grants of 100 for each $10,000 of revenue obtained for the new SuperVision product, up to $20,000 of revenue. For each additional incremental $10,000 above the aforementioned $20,000, a cash or option bonus will be determined by the employee and the Company. The options would be valued at the closing price of the market when each revenue goal is obtained.
     In November 2006, the Company granted a warrant to purchase 50 shares of the Company’s common stock to a consultant at an exercise price of $1.62 per share. Twenty-five shares of the warrant vested immediately and the remaining 25 shares vest 12 months from the grant date provided that the consultant is still providing services to the Company. The warrant has a five year exercise period. The fair value of the warrant estimated on the date of issuance using the Black-Scholes option-pricing model was $1.14, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 98%; risk-free interest rate of 4.72%; and expected life of four years from the date of grant.

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
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 10. EXECUTIVE COMPENSATION
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization between Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 23, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics, Inc. and SM/CT Partners, L.P., dated August 16, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.2	1st Amendment to Lease Agreement, dated July 21, 2004, between Bay West Equities Carlsbad Research Center, LLC and Xenonics, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.3	PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004; the Commission has granted confidential treatment to selected portions of this document).

10.4	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.6	Settlement Agreement and Mutual Release, dated as of December 3, 2004, among Xenonics Holdings, Inc., Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on December 8, 2004).

10.7	Engagement letter, dated March 1, 2004, as amended by letters dated April 12, 2004 and May 18, 2004, between Bryant Park Capital, Inc. and Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.8	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.10	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

Exhibit
Number	Description

10.11	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.12	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.13	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.14	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.15	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.16	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.17	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers on July 23, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.18	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.19	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.20	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.21	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.22	Form of Selling Stockholder and Securities Purchase Agreement, dated as of January 17, 2005, entered into by and among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.23	Form of Registration Rights Agreement, dated as of January 17, 2005, entered into among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.24	Consulting Agreement, dated as of September 9, 2005 and effective as of August 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

Exhibit
Number	Description

10.25	Amendment No. 1, dated as of October 19, 2005, Amendment No. 2 dated as of January 17, 2006, and Amendment No. 3 dated as of May 11, 2006, each between Xenonics Holdings, Inc. and Patriot Associates LLC, to the Consulting Agreement dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Reports on Form 8-K of Xenonics Holdings, Inc. filed on October 24, 2005, January 17, 2006 and May 17, 2006, respectively).

10.26	Letter dated September 29, 2006 from Xenonics Holdings, Inc. to Patriot Associates LLC, regarding the termination of the Consulting Agreement dated as of September 9, 2005 between Xenonics Holdings, Inc. and Patriot Associates, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on October 5, 2006).

10.27	Warrant, dated September 9, 2005, issued by Xenonics Holdings, Inc. to Patriot Associates LLC, for the purchase of 437,500 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.28	Registration Rights Agreement, dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.29	Securities Purchase and Security Agreement dated as of April 13, 2006 between Xenonics Holdings, Inc. and The Norman Patriot LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.30	Secured Promissory Note dated April 13, 2006, in the principal amount of $650,000, given by The Norman Patriot LLC to Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.31	Class A and Class B Warrants, dated April 13, 2006, issued by Xenonics Holdings, Inc. to The Norman Patriot LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.32	Consulting Agreement dated as of September 5, 2006 between Xenonics Holdings, Inc. and Third Coast Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.33	Warrant, dated September 5, 2006, issued by Xenonics Holdings, Inc. to Third Coast Marketing, LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of Eisner LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.
	By:	/s/ Richard J. Naughton
Date: December 14, 2006		Richard J. Naughton
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan P. Magerman	Chairman of the Board	December 14, 2006
Alan P. Magerman

/s/ Richard J. Naughton	Chief Executive Officer, Director	December 14, 2006
Richard J. Naughton	(Principal Executive Officer)

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer and President	December 14, 2006

/s/ Donna G. Lee	Chief Financial Officer	December 14, 2006
Donna G. Lee	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Petersen Robert Petersen	Director	December 14, 2006

/s/ Robert Buie Robert Buie	Director	December 14, 2006

/s/ Eli Shapiro Eli Shapiro	Director	December 14, 2006