Form 10QSB
period 2006-12-31
Xenonics Holdings, Inc.
filed 2007-02-14
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of January 31, 2007, the registrant had outstanding 17,164,175 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2006	2006
in thousands, except per share amounts	(unaudited)
Assets
Current assets:
Cash	$1,877	$99
Accounts receivable, net of allowance for doubtful accounts of $0	672	2,194
Inventories, net	687	605
Other current assets	362	96

Total Current Assets	3,598	2,994

Equipment, furniture and fixtures at cost, less accumulated depreciation of $73 and $83	76	46
Other non-current assets	25	25

Total Assets	$3,699	$3,065

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$422	$561
Accrued payroll and related taxes	149	96
Other current liabilities	7	8

Total Current Liabilities	578	665

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000 shares authorized as of December 31, 2006 and September 30, 2006; 17,222 and 16,904 shares issued as of December 31, 2006 and September 30, 2006, respectively; 17,109 and 16,791 shares outstanding as of December 31, 2006 and September 30, 2006, respectively.	17	17
Additional paid-in capital	17,789	17,312
Accumulated deficit	(14,379)	(13,973)

	3,427	3,356
Less treasury stock, at cost, 113 shares as of December 31, 2006 and September 30, 2006	(306)	(306)
Less subscription receivable	—	(650)

Total Shareholders’ Equity	3,121	2,400

Total Liabilities and Shareholders’ Equity	$3,699	$3,065

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2006	2005
in thousands, except per share amounts	(unaudited)	(unaudited)

Revenues	$916	$920

Cost of goods sold	202	544

Gross profit	714	376

Selling, general and administrative	974	1,145
Engineering, research and development	159	159

Loss from operations	(419)	(928)

Other income/(expense) , net:
Interest income	14	3
Interest expense	(1)	(1)
Other expense	—	—

Loss before provision for income taxes	(406)	(926)
Income tax provision	—	—

Net loss	$(406)	$(926)

Net loss per share:

Basic and diluted	(.02)	(.06)

Weighted average shares outstanding:
Basic and diluted	16,875	15,573

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Three months ended
	December 31,
	2006	2005
in thousands	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(406)	$(926)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	3
Compensation to employees and directors paid with stock options	248	148
Compensation to consultant paid with warrants	33	—
Changes in operating assets and liabilities:
Accounts receivable	1,522	(144)
Inventories, net	(82)	279
Other current assets	(266)	(9)
Accounts payable and accrued expense	(139)	—
Accrued consulting fees	—	366
Accrued payroll and related taxes	53	40
Other current liabilities	(1)	1

Net cash provided by (used in) operating activities	966	(242)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(34)	(1)

Net cash used in investing activities	(34)	(1)

Cash flows from financing activities:
Proceeds in connection with the stock subscription	650	—
Proceeds in connection with the exercise of warrants	196	—

Net cash provided by financing activities	846	—

Net increase (decrease) in cash	1,778	(243)
Cash, beginning of period	99	890
Cash, end of period	$1,877	$647

Supplemental cash flow information:
Cash paid during the year for interest	$1	$—
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share amounts)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2006 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-KSB filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
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
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the three months ended December 31, 2006 and has an accumulated deficit. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and significant sales of its new products. There is no assurance that the Company will be able to obtain enough orders of its products or additional financing to support the Company’s current operations. Subsequent to December 31, 2006, the Company raised $2 million through a private sale (See note 11).
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
3. NET LOSS PER SHARE
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the quarter ended December 31, 2006 and 2005, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.

4. INVENTORIES

	December 31,	September 30,
Inventories were comprised of :	2006	2006

Raw materials	$174	$145
Work in process	217	301
Finished goods	1,105	1,330
Reserve for obsolescence	(809)	(1,171)

	$687	$605

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	December 31,	September 30,
The components of accounts payable and accrued expenses consist of the following:	2006	2006

Accounts payable	$266	$436
Accrued expenses	156	125

	$422	$561

6. SHAREHOLDERS’ EQUITY
     In April 2006, the Company raised $1.65 million through the private sale of 1,000 shares of common stock, together with 250 Class A warrants and 250 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics filed a registration statement with the SEC to register the resale of the 1,000 shares and the shares of common stock underlying the warrants that became effective on June 20, 2006. In April 2006, the Company received net proceeds of $885 and a promissory note of $650 originally due July 13, 2006 or 30 days after the effective date of the registration statement. The note was paid in full along with accrued interest in December 2006.
     Subsequent to the three months ended December 31, 2006, the Company raised $2 million through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The deal is subject to approval by the American Stock Exchange.

7. USE OF ESTIMATES
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
8. STOCK BASED COMPENSATION
     Stock Options — On October 1, 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to October 1, 2006, the Company used the fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, therefore adoption of SFAS 123R had no effect on the financial statements.
     In December 2004, the Company’s board of directors adopted a 2004 stock incentive plan. The Company may issue up to 1,500 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the three month periods ended December 31, 2006 and 2005.

	For the Three Months
	Ended December 31,
	2006	2005
Risk-free interest rate	4.6%	4.37-4.43%
Expected life (in years)	4	3
Dividend yield	0.0%	0.0%
Expected volatility	99%	103%
Weighted-average volatility	99%	103%
     Expected volatility is determined based on historical volatility. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense recognized is based on the options ultimately expected to vest, reduced by estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimated. Forfeitures were estimated based on the Company’s historical experiences.

     In additions to an option to purchase future shares of common stock granted during the quarter ended December 31, 2006 to an employee, the Company’s board of directors approved grants of options to purchase additional 200 shares of common stock if certain SuperVision product revenues milestones achieved over an indefinite period of time.
     A summary of the Company’s stock option activity as of December 31, 2006, and changes during the three months then ended is presented below, excluding 200 shares performance based options described above:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding at October 1, 2006	1,726	2.501	4.17	—
Granted	100	1.610	4.80	—
Exercised	—	—	—	—
Forfeited or Expired	—	—	—	—

Outstanding at December 31, 2006	1,826	2.453	3.96	—

Exercisable at December 31, 2006	1,190	2.155	4.26	0.225	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.38 at December 31, 2006.
     As of December 31, 2006, the Company has granted options to purchase 205 shares of common stock based on achievement of certain revenue based criterias. Those options have not been measured yet, because the probably of achievement of underlining performance is remote at December 31, 2006.
     The weighted-average grant-date fair value of options granted during the three-month periods ended December 31, 2006 and 2005 were $1.13 and $1.12 respectively. No options were exercised during the three-month periods ended December 31, 2006 and 2005.
     A summary of the status of the Company’s nonvested stock options as of December 31, 2006, and changes during the three month period ended December 31, 2006, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at October 1, 2006	744	1.214
Granted	100	1.130
Vested	(208)	1.392

Nonvested at December 31, 2006	636	1.143

     As of December 31, 2006, there was $446 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.6 years. The total fair value of shares vested during the three months ended December 31, 2006, was $290.
     Total compensation expense related to outstanding options for the three months ended December 31, 2006 an 2005 was $248 and $148, respectively.
     Subsequent to the three months ended December 31, 2006, the Company granted an option under the 2004 Option Plan to purchase 25 shares of common stock at a weighted average exercise price of $1.98 to an employee (See Note 11).

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when number of warrants, their exercise price and other terms became certain.
     At December 31, 2006 and 2005 2,722 and 3,959 warrants were outstanding, 2,447 and 2,646 warrants were vested, respectively. During the quarter ended December 31, 2006, five warrant holders exercised 319 warrants. The exercise prices ranged from $0.60 to $1.05.
     In November 2006, the Company granted a warrant to purchase 50 shares of the Company’s common stock to a consultant at an exercise price of $1.62 per share. Twenty-five shares of the warrant vested immediately and the remaining 25 shares of the warrant vest over a period of 12 months from the grant date. The warrant has a five year exercise period. The fair value of the warrant estimated on the date of issuance using the Black-Scholes option-pricing model was $1.14, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 98%; risk-free interest rate of 4.72%; and expected life of four years from the date of grant. During the quarter ended December 31, 2006, the Company recorded an expense of $29 relating to the warrants which vested immediately. The consulting agreement is for a term of two years. The additional warrants will not vest if the agreement is terminated within 12 months, hence the Company is amortizing additional expense of $29 relating to the warrants over 12 months.
9. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The calculated minority interest in net loss for the period ended December 31, 2006 and 2005 exceeded the minority interest investment and therefore is shown at zero.
10. CONTINGENCIES AND OTHER MATTERS
     One customer accounted for 68% of the Company’s revenue for the three months ended December 31, 2006. Trade receivables from this customer at December 31, 2006 were approximately 82.0% of total receivables.
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
11. SUBSEQUENT EVENTS
     In February 2007, the Company raised $2 million through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The fair value of the warrant was estimated on the date of issuance using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 111%; risk-free interest rate of 4.85%; and expected life of 4 years from the date of grant. The deal is currently under review by the Exchange.
     Also in January 2007, the Company granted an option under the 2004 Option Plan to purchase 25 shares of common stock at a weighted average price of $1.98 to an employee. The fair value of each option was estimated on the date of issuance using the Black-Scholes option-pricing model, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 111%; risk-free interest rate of 4.77%; and expected life of 4 years from the date of grant.
     Subsequent to the quarter ended December 31, 2006, two warrant holders exercised 55 warrants. The exercise prices ranged from $0.600 to $0.825 and total proceeds received by the Company $44.

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
Results of Operations
Three-months ended December 31, 2006 compared to the three-months ended December 31, 2005
     Revenues: We currently operate in the security lighting systems industry, and all of our revenues are derived from sales of our illumination products to various commercial and government customers in that segment. Revenues for the quarter ended December 31, 2006 were $916,000 compared to revenues of $920,000 for the quarter ended December 31, 2005.
     In the current quarter, the Company sold $757,000 or 83% of revenue to the military market (U.S. Army, U.S. Marines and military resellers). This compares to $812,000 or 88% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in the prior period.
     The Company sold $54,000 or 6% to various international customers compared to $32,000 or 4% for the three months ended December 31, 2006 and 2005, respectively.
     The balance of this period’s sales of approximately $105,000 or 12% of revenue was generated with small orders from other customers compared to $76,000 or 8% for the prior period.
     Although our plan is to expand our customer base to more commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2006.
     Cost of Goods Sold and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 78% for the three-month period ended December 31, 2006 compared to 41% for the three month period ended December 31, 2005. The gross profit percentage was positively impacted in the current quarter due to the sale of NightHunterII product from inventory that was identified as excess inventory in fiscal year 2005, as opposed to the prior period of sales of NightHunter product which were not identified as obsolete. The reduction of excess inventory reserve related to the sale of NightHunterII product was $358,000.

     Selling, General and Administrative: Selling, general and administrative expenses decreased by $171,000 to $974,000 for the three-month period ended December 31, 2006 compared to $1,145,000 for the three-month period ended December 31, 2005. The reduction in expenses consisted primarily of a decrease in consulting expense of $405,000 which included a charge of $366,000 under the consulting agreement. This was offset by increased expenses related to compensation expense for employee options, consulting expense paid with warrants and increased salary expense. Included in the $974,000 for the three-month period ended December 31, 2006 was $218,000 related to expenses for the Company’s new product — SuperVision.
     Engineering, Research & Development: Engineering, research and development expenses were flat three-month period ended December 31, 2006 compared to the three- month period ended December 31, 2005. Current year expenses increased in the areas of new patent origination and consulting work which offset decreases in engineering expense.
     Net Loss: The Company experienced a loss of $406,000 for the three-month period ended December 31, 2006 compared to loss of $926,000 for the three-month period ended December 31, 2005.
     Liquidity and Capital Resources
     As of December 31, 2006, the Company had working capital of $3,020,000 and a current ratio of 6.2-to-1 as compared to working capital of $2,329,000 and a current ratio of 4.5-to-1 as of September 30, 2006.
     Our net loss of $406,000 for the quarter ended December 31, 2006 negatively impacted cash. In addition, other assets negatively impacted cash by $266,000 primarily due to prepayments to vendors for SuperVision parts; accounts payable and accrued expenses negatively impacted cash by $139,000 primarily due to the accelerated payment of invoices; and inventory levels also negatively impacted cash by $82,000. Collection of accounts receivable increased cash balances by $1,522,000 along with an increase in accrued payroll of $53,000. Lastly compensation expense for options to employees and issuance of warrants to consultants in the quarter provided a combined non-cash charge of $281,000.
     Cash provided by operating activities totaled $966,000 for the quarter ended December 31, 2006. Additionally, the Company had $846,000 of cash provided by financing activities. This included the proceeds from stock subscription of $650,000 and warrants exercise of $196,000. The net increase in cash for the quarter was $1,778,000.
     Subsequent to December 31, 2006, the Company raised $2 million through a private sale (See note 11). Based on our working capital, the February 2007 private placement and expected cash flow from operations, management believes that the Company has sufficient financial resources to fund our operations through September 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure.
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

XENONICS HOLDINGS, INC.
Date: February 14, 2007	By:	/s/ Richard J. Naughton
Richard J. Naughton
Chief Executive Officer

Date: February 14, 2007	By:	/s/ Donna G. Lee
Donna G. Lee
Chief Financial Officer