Form 10QSB
period 2007-03-31
Xenonics Holdings, Inc.
filed 2007-05-15
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑
As of April 30, 2007, the registrant had outstanding 18,514,175 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐    No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2007	2006

in thousands, except per share amounts	(unaudited)
Assets
Current assets:
Cash	$3,369	$99
Accounts receivable, net of allowance for doubtful accounts of $0	353	2,194
Inventories, net	2,072	605
Other current assets	311	96

Total Current Assets	6,105	2,994

Equipment, furniture and fixtures at cost, less accumulated depreciation of $81 and $83	233	46
Other non-current assets	25	25

Total Assets	$6,363	$3,065

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$901	$561
Accrued payroll and related taxes	117	96
Other current liabilities	6	8

Total Current Liabilities	1,024	665

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000 shares authorized; 18,627 and 16,904 shares issued as of March 31, 2007 and September 30, 2006, respectively; 18,514 and 16,791 shares outstanding as of March 31, 2007 and September 30, 2006, respectively	18	17

Additional paid-in capital	20,182	17,312
Accumulated deficit	(14,555)	(13,973)

	5,645	3,356
Less treasury stock, at cost, 113 shares as of March 31, 2007 and September 30, 2006	(306)	(306)
Less subscription receivable	—	(650)

Total Shareholders’ Equity	5,339	2,400

Total Liabilities and Shareholders’ Equity	$6,363	$3,065

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2007	2006	2007	2006

in thousands, except per share amounts	(unaudited)		(unaudited)

Revenues	$1,646	$718	$2,562	$1,638

Cost of goods sold	339	408	541	953

Gross profit	1,307	310	2,021	685

Selling, general and administrative	1,352	915	2,326	2,060
Engineering, research and development	152	72	310	231

Loss from operations	(197)	(677)	(615)	(1,606)

Other income/(expense), net:
Interest income	22	2	36	5
Interest expense	—	(2)	(1)	(2)
Other expense	—	(3)	—	(3)

Loss before provision for income taxes	(175)	(680)	(580)	(1,606)
Income tax provision	2	2	2	2

Net loss before minority interest	(177)	(682)	(582)	(1,608)

Minority interest	—	—	—	—

Net loss	$(177)	$(682)	$(582)	$(1,608)

Net loss per share:

Basic and diluted	(.01)	(.04)	(.03)	(.10)

Weighted average shares outstanding

Basic and diluted	17,906	15,573	17,385	15,573
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS

	Six months ended
	March 31,
	2007	2006
in thousands	(unaudited)

Cash flows from operating activities:
Net loss	$(582)	$(1,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12	7
Compensation to employees and directors paid with stock options	408	287
Compensation to consultant paid with warrants	41	—
Changes in operating assets and liabilities:
Accounts receivable	1,841	(3)
Inventories, net	(1,467)	309
Other current assets	(215)	2
Accounts payable and accrued expense	340	1
Accrued payroll and related taxes	21	16
Other current liabilities	(2)	2

Net cash provided by (used in) operating activities	397	(621)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(199)	(5)

Net cash used in investing activities	(199)	(5)

Cash flows from financing activities:
Net proceeds from issuance of common stock net of expenses	1,975	—
Proceeds in connection with the exercise of warrants	446	—
Proceeds in connection with the stock subscription	650	—

Net cash provided by financing activities	3,071	—

Net increase (decrease) in cash	3,270	(626)
Cash, beginning of period	99	890
Cash, end of period	$3,369	$264

Supplemental cash flow information:
Cash paid during the year for income taxes	$2	$2
Cash paid during the year for interest	$1	$1

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except for per share amounts)
1.	BASIS OF PRESENTATION
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
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the six months ended March 31, 2007 and has an accumulated deficit. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and significant sales of its new products. There is no assurance that the Company will be able to obtain enough orders of its products to support the Company’s current operations.
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
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and six months ended March 31, 2007 and 2006, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.

4.	INVENTORIES
Inventories were comprised of :

	March 31,	September 30,
	2007	2006
	(unaudited)

Raw materials	$676	$145
Work in process	445	301
Finished goods	1,083	1,330
Supplies	8	—
Reserve for obsolescence	(140)	(1,171)

	$2,072	$605

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following:

	March 31,	September 30,
	2007	2006

Accounts payable	$768	$436
Accrued expenses	133	125

	$901	$561

6.	SHAREHOLDERS’ EQUITY
     In February, 2007, the Company raised $2 million through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The 1,000 shares of common stock and the 600 warrant shares have been approved for listing on the American Stock Exchange.
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
     Stock Options - On October 1, 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to October 1, 2006, the Company used the fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, therefore adoption of SFAS 123R had no effect on the financial statements.

     In December 2004, the Company’s board of directors adopted a 2004 stock incentive plan. The Company may issue up to 1,500 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the six month period ended March 31, 2007 and 2006.

	For the Six Months
	Ended March 31,
	2007	2006
Risk-free interest rate	4.60% – 4.77%	4.37% – 4.43%
Expected life (in years)	4	3
Dividend yield	0.0%	0.0%
Expected volatility	99% – 111%	103%
Weighted-average volatility	101%	103%
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
     A summary of the Company’s stock option activity as of March 31, 2007, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average	Total
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value
Outstanding at October 1, 2006	1,726	2.501	4.17
Granted	125	1.684	4.63
Exercised	—	—	—
Forfeited or Expired	(17)	1.600	—

Outstanding at March 31, 2007	1,834	2.454	3.73	896	*

Exercisable at March 31, 2007	1,215	2.151	4.03	836	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.11 at March 31, 2007.
     As of March 31, 2007, the Company has granted options to purchase 205 shares of common stock based on achievement of certain revenue based criterias. Those options have not been measured yet, because the probably of achievement of underlining performance is remote at March 31, 2007.
     In January 2007, the Company granted an option under the 2004 Option Plan to purchase 25 shares of common stock at a weighted average exercise price of $1.98 to an employee.

          The weighted-average grant-date fair value of options granted during the six-month period ended March 31, 2007 was $1.20.
          A summary of the status of the Company’s nonvested stock options as of March 31, 2007, and changes during the six month period ended March 31, 2007, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Nonvested at October 1, 2006	744	1.214
Granted	125	1.204
Forfeited or Expired	(17)	1.040
Vested	(233)	1.403
Nonvested at March 31, 2007	619	1.146

          As of March 31, 2007, there was $305 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.4 years. The total fair value of shares vested during the six months ended March 31, 2007, was $328.
          Total compensation expense related to outstanding options for the six months ended March 31, 2007 and 2006 was $408 and $287, respectively.
Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when number of warrants, their exercise price and other terms became certain.
     At March 31, 2007 3,077 warrants were outstanding, 2,472 warrants were vested. During the six months ended March 31, 2007, eight warrant holders exercised 624 warrants. The exercise prices ranged from $0.60 to $1.050.
     In February 2007, the Company raised $2 million through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The fair value of the Class A and Class B warrants estimated on the date of issuance using the Black-Scholes option-pricing model was $1.64 and $1.59, respectively, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 111%; risk-free interest rate of 4.85%; and expected life of 4 years from the date of grant.
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
     One customer accounted for 75% and 48% of the Company’s revenue for the three and six months ended March 31, 2007. Trade receivable for this customer at March 31, 2007 was approximately 64% of total receivables.
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
     In April 2007, the Company granted an option under the 2004 Option Plan to purchase 25 shares of common stock at a weighted average exercise price of $2.35 to an employee.
     Subsequent to the quarter ended March 31, 2007, one warrant holder exercised 33 warrants. The exercise price was $1.60 and the Company received proceeds of $53.

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
Results of Operations
Three-months ended March 31, 2007 compared to the three-months ended March 31, 2006
     Revenues: We operate in one industry segment, the security lighting systems industry, and the majority of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the quarter ended March 31, 2007 were $1,646,000 compared to revenues of $718,000 for the quarter ended March 31, 2006. Three customers accounted for 95% of the revenue for the quarter.
     In the quarter March 31, 2007, the Company sold $1,564,000 or 95% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $670,000 or 93% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in the same quarter of the prior period.
     There were no sales to U.S. government agencies in the three months ended March 31, 2007 or 2006.
     The Company sold $55,000 or 3% to various international customers compared to $9,000 or 1% for the quarter ended March 31, 2007 and 2006, respectively. The Company is actively pursuing selected opportunities in the international market.
     In addition, the Company sold $10,000 or 1% to commercial customers for its new SuperVision product.
     The balance of this period’s sales of approximately $18,000 or 1% of revenue was generated with small orders from other customers compared to $38,000 or 5% of revenue for the same prior period.

     Although sales of our new SuperVision product will expand our customer base to commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2007.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 79% and 43% for the quarter ended March 31, 2007 and 2006, respectively. The gross profit percentage was positively impacted in the quarter due to the sale of NightHunterII product from inventory that was identified as excess inventory in fiscal year 2005, as opposed to the prior period of NightHunterII product which were not identified as obsolete. NightHunterII sold during the three months ended March 31, 2007, included products which were marked down in the year ended September 30, 2005 with a value of $640,000.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $437,000 to $1,352,000 for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The increase in expenses consisted of salary and benefit costs of $182,000 primarily related to increased headcount for the SuperVision product; $81,000 increase in commissions related to increased sales of illumination products; $66,000 in SuperVision advertising; $38,000 for legal litigation; $32,000 for regulatory expense and $31,000 of non-cash charges related to options and warrants. Other increases related to expanding office staff were offset by a $61,000 reduction in audit expenses.
     Engineering, Research & Development: Engineering, research and development expenses were $152,000 for the quarter ended March 31, 2007 compared to $72,000 for the quarter ended March 31, 2006. The increase is due to legal patent expense for SuperVison and increased engineering services from the outside.
     Net Income (Loss): The Company experienced a loss of $177,000 for the quarter ended March 31, 2007 compared to a loss of $682,000 for the quarter ended March 31, 2006.
Six-months ended March 31, 2007 compared to the six-months ended March 31, 2006
     Revenues: We operate in one industry segment, the security lighting systems industry, and the majority of our revenues are derived from sales of our illumination products to various customers in that segment. Revenues for the six-months ended March 31, 2007 were $2,562,000 compared to revenues of $1,638,000 for the six-months ended March 31, 2006.
     In the six-months ended March 31, 2007, the Company sold $2,321,000 or 91% of revenue to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $1,482,000 or 90% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in the same six months of the prior period.
     There were no sales to the U.S. government agencies in the six months ended March 31, 2007 or 2006.
     The Company sold $110,000 or 4% to various international customers compared to $42,000 or 3% for the six months ended March 31, 2007 and 2006, respectively.
     In addition, the Company sold $10,000 or less than 1% to commercial customers for its new SuperVision product.

     The balance of this period’s sales of approximately $122,000 or 5% of revenue was generated with small orders from other customers compared to $114,000 or 7% of revenue for the same prior period.
     Although sales of our new SuperVision product will expand our customer base to commercial and international clients, we anticipate that the U.S. military will continue to be our largest customer in the fiscal year ending September 30, 2007.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 79% and 42% for the six-months ended March 31, 2007 and 2006, respectively. The gross profit percentage was positively impacted in the quarter due to the sale of NightHunterII product from inventory that was identified as excess inventory in fiscal year 2005, as opposed to the prior period of NightHunterII product which were not identified as obsolete. NightHunterII sold during the six months ended March 31, 2007, included products which were marked down in the year ended September 30, 2005 with a value of $998,000.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $266,000 to $2,326,000 for the six-months ended March 31, 2007 compared to $2,060,000 for the six-months ended March 31, 2006. The increase in expenses consisted of salary and benefit costs of $263,000 primarily related to increased headcount for the SuperVision product; $77,000 increase in commissions related to increased sales of illumination products; $75,000 in SuperVision advertising; $68,000 for legal litigation; $45,000 for regulatory expense and other increases related to expanding office staff. These were offset by a $195,000 reduction of non-cash charges related to options and warrants and an $83,000 reduction in audit expenses.
     Engineering, Research & Development: Engineering, research and development expenses increased by $79,000 for the six-months ended March 31, 2007 compared to the six- months ended March 31, 2006. The increase was primarily related to legal patent expense. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Loss: The Company experienced a loss of $582,000 for the six-months ended March 31, 2007 compared to a net loss of $1,608,000 for the six-months ended March 31, 2006. The improvement is due to increased revenue and the resulting increased gross profit, offset by increased SG&A spending primarily due to increased headcount and associated costs of rolling out the SuperVision product.
     Liquidity and Capital Resources
     As of March 31, 2007, the Company had working capital of $5,081,000 and a current ratio of 6.0-to-1 as compared to working capital of $2,329,000 and a current ratio of 4.5-to-1 as of September 30, 2006. The Company experienced a net loss for the six months ended March 31, 2007 and has an accumulated deficit, however we believe the Company has sufficient cash and other liquid assets to sustain operations over the next twelve months.
     Our net loss of $582,000 for the six months ended March 31, 2007 negatively impacted cash. In addition, increased inventory levels negatively impacted cash by $1,467,000 and other assets negatively impacted cash by $215,000, both primarily due to SuperVision parts. Accounts receivable increased cash balances by $1,841,000, accounts payable and accrued expenses positively impacted cash by $340,000, along with an increase in accrued payroll and related taxes of $21,000. Lastly compensation expense for options to employees and issuance of warrants to consultants combined for a reconciling adjustment of $449,000.

     Cash provided by operating activities totaled $397,000 for the six months ended March 31, 2007. The Company invested $199,000 in the purchase of equipment, furniture and fixtures. Additionally, the Company had $3,071,000 of cash provided by financing activities. This included net proceeds from the issuance of common stock of $1,975,000, the proceeds from stock subscription of $650,000 and $446,000 received for the exercise of warrants. The net increase in cash for the six months ended March 31, 2007 was $3,270,000.

ITEM 3. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure.
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

XENONICS HOLDINGS, INC.

Date: May 15, 2007	By:	/s/ RICHARD J. NAUGHTON

Richard J. Naughton
Chief Executive Officer

Date: May 15, 2007	By:	/s/ DONNA G. LEE

Donna G. Lee
Chief Financial Officer