Form 10KSB/A
period 2006-09-30
Xenonics Holdings, Inc.
filed 2007-06-21
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No.1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.
Commission file number: 0-50775
XENONICS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification Number)

2236 Rutherford Road, Suite 123 Carlsbad, California (Address of principal executive offices)	92008-7297 (Zip Code)
Issuer’s telephone number: (760) 448-9700
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
Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2007 annual meeting of stockholders previously filed with the Securities and Exchange Commission pursuant to Regulation 14A, are incorporated by reference under Part III of this Form 10-KSB.

REASON FOR AMENDMENT
     This amended Form 10-KSB/A-Amendment No. 1 is being filed for the sole purpose of amending the form on which the Company previously filed its Form 10-KSB for the fiscal year ended September 30, 2006 filed by the Company on December 15, 2006. On June 14, 2007, the Company filed Form 8-K as to non-reliance on the previously issued Company’s consolidated financial statement for the year ended September 30, 2005.
As more fully stated in Note 14 to the Company’s notes to its consolidated financial statements included in this Form 10-KSB/A, during the year ended September 30, 2005, the Company had reported a gain on settlement of litigation of $306,000 attributable to the return of 112,500 shares of common stock to the Company by a former officer of the Company. In the restatement, the litigation settlement is reported as a capital transaction and not as gain, as previously reported, resulting in an increase of $306,000 in additional paid-in capital for the year ended September 30, 2005. The net loss for the year ended September 30, 2005 is increased by $306,000, or $.02 per share. This settlement had no impact on the Company’s total consolidated shareholders’ equity.
This amendment for the year ended September 30, 2005 resulted in a cumulative change in the subsequent filings by the Company.
The consolidated balance sheet, consolidated statements of operations, changes in consolidated shareholders’ equity, consolidated cash flows and notes to the consolidated financial statements are revised and labeled “As Restated” as applicable.
The following table presents the impact of the correction:

	STATEMENT OF OPERATIONS DATA (in 000’s)
	Year ended		Year ended
	September 30, 2005		September 30, 2005
	(As previously reported)	Adjustment	(As Restated)
Net loss	$(5,004)	$(306)	$(5,310)
Net loss per share:
Basic and diluted	$(.33)	$(.02)	$(.35)

	BALANCE SHEET DATA (in 000’s)
	September 30, 2006
	As Previously Reported	As Restated
Shareholders’ Equity:
Preferred shares	—	—
Common shares	$17	$17
Additional paid-in capital	17,312	17,618
Accumulated deficit	(13,973)	(14,279)
	3,356	3,356
Less treasury stock, at cost	(306)	(306)
Less subscription receivable	(650)	(650)

Total Shareholders’ Equity	$2,400	$2,400

This amendment also revises Part II — Item 6 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” to reflect the impact of the changes in the financial statements thereon.
Except as described above, no other changes have been made to the Form 10-KSB. This Form 10-KSB/A does not amend or update any other information set forth in the Form 10-KSB.

Introductory Comment
     Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” “our company” and “the Company” refer to Xenonics Holdings, Inc., a Nevada corporation formerly known as Digital Home Theater Systems, Inc., and, unless the context indicates otherwise, also includes our subsidiary, Xenonics, Inc., a Delaware corporation.
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
     ITEM 6. Management’s Discussion and Analysis or Plan of Operation (As Restated)
Forward-Looking Statements
     The following Management’s Discussion and Analysis or Plan of Operation (As Restated), as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” below.
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
     Other Income / Expense: For the year ended September 30, 2006, interest income was $26,000 compared to $22,000 in the prior year. In the current year, this was offset by $7,000 of interest and other expense.. Other expense in the prior year consisted primarily of interest expense. Interest expense, net of interest received; decreased to $14,000 for the year ended September 30, 2005 and related to notes payable and short-term borrowings.
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
     Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created a significant accumulated deficit ($14,279,000) as of September 30, 2006 and ($12,791,000) as of September 30, 2005. Historically, we have relied on the sale of equity to fund our working capital needs.
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
     Our net loss of $5,310,000 for the year ended September 30, 2005 negatively impacted use of cash. During the year ended September 30, 2005, we used $4,938,000 of cash in operations, which differs from our net loss primarily as a result of changes in liabilities offset by stock option compensation and the issuance of warrants and compensation for services. In the year ended September 30, 2005, the company increased finished goods inventory by $2,049,000. The inventory build was in contemplation of increased revenue levels and to provide enhanced delivery times to our customers. However, the company determined that based on the decrease in demand of a specific product in fiscal year 2005, $1,953,000 of finished goods inventory was identified as excess inventory. Management believes this inventory will be sold but currently does not possess significant sales history or future backlog. Future sales of this excess inventory will have a positive effect on the company’s gross profit percentage.
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
     For the most recent fiscal year ended September 30, 2006, we posted a net loss of $1,488,000 on sales of $4,833,000, compared to a net loss of $5,310,000 on revenues of $4,434,000 for the year ended September 30, 2005. For the year ended September 30, 2004, Xenonics recorded net income of $1,476,000 on revenues of $11,927,000. Prior to the fiscal year ended September 30, 2004, we experienced losses in each year since our formation. Our net losses totaled $832,000 in 1999, $1,043,000 in 2000, $1,593,000 in 2001, $1,196,000 in 2002 and $1,963,000 for the period ended September 30, 2003, a nine-month transition period due to a change in fiscal year end from December 31 to September 30. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of this company.
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
     We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without stockholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred stockholders could adversely affect the rights of holders of common stock by:
–	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

–	receiving preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation;

–	delaying, deferring or preventing a change in control of our company; and

–	discouraging bids for our common stock.
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
As described in Note 14, the consolidated financial statements for the year ended September 30, 2005 have been restated to report a gain on settlement of litigation as a capital transaction and not as a gain, as previously reported.
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
Eisner LLP
New York, New York
November 16, 2006, except for Note 14 – Restatement, as to which the date is June 14, 2007

CONSOLIDATED BALANCE SHEET

September 30,
2006
(As Restated)
in thousands, except per share amounts	(See Note 14)
Assets
Current assets:
Cash	$99
Accounts receivable, net of allowance for doubtful accounts of $0	2,194
Inventories, net	605
Other current assets	96

Total Current Assets	2,994

Equipment, furniture and fixtures at cost, less accumulated depreciation of $83	46
Other non-current assets	25

Total Assets	$3,065

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expense	$561
Accrued payroll and related taxes	96
Other current liabilities	8

Total Current Liabilities	665

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000 shares authorized, 16,904 shares issued and 16,791 shares outstanding	17
Additional paid-in capital	17,618
Accumulated deficit	(14,279)

3,356
Less treasury stock, at cost, 113 shares	(306)
Less subscription receivable	(650)

Total Shareholders’ Equity	2,400

Total Liabilities and Shareholders’ Equity	$3,065

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	September 30,
	2006	2005
		(As Restated)
in thousands, except per share amounts		(See Note 14)
Revenue	$4,833	$4,434

Cost of goods sold (including write down of excess inventory of $1,953 in 2005)	2,048	4,431

Gross profit	2,785	3

Selling, general and administrative	3,714	4,884
Engineering, research and development	576	504

Loss from operations	(1,505)	(5,385)
Other expense, net:
Interest income	26	22

Interest expense	(4)	(36)
Other (expense) / income	(3)	6

Loss before provision for income taxes	(1,486)	(5,393)
Income tax / (benefit) provision	2	(49)

Loss before minority interest	$(1,488)	$(5,344)

Minority interest	—	(34)

Net loss	$(1,488)	$(5,310)

Net loss per share:
Basic and diluted	$(.09)	$(.35)

Weighted average shares outstanding
Basic and diluted	16,044	14,963
The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated	Subscription
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Total
					(As Restated)	(As Restated)		(As Restated)
in thousands					(See Note 14)	(See Note 14)		(See Note 14)
Balance at September 30, 2004	14,167	$14	—	—	$10,540	$(7,481)	—	$3,073

Options exercised	495	1	—	—	123	—	—	124
Warrants exercised	364	—	—	—	248	—	—	248
Issuance of common stock for services	63	—	—	—	110	—	—	110
Issuance of common stock in private placement, net of offering costs of $321	500	1	—	—	2,178	—	—	2,179
Conversion of accrued royalties to common stock	97	—	—	—	400	—	—	400
Litigation settlement	—	—	(113)	(306)	306	—	—
Compensation charge for stock options issued to employees and directors	—	—	—	—	614	—	—	614
Issuance of warrants for services	—	—	—	—	328	—	—	328
Net loss	—	—	—	—	—	(5,310)	—	(5,310)

Balance at September 30, 2005	15,686	$16	(113)	$(306)	$14,847	$(12,791)	—	$1,766

Issuance of common stock in private placement, net of offering costs of $115	1,000	1	—	—	1,534	—	(650)	885
Warrants exercised	218	—	—	—	136	—	—	136
Compensation charge for stock options issued to employees and directors	—	—	—	—	560	—	—	560
Issuance of warrants for services	—	—	—	—	541	—	—	541
Net loss	—	—	—	—	—	(1,488)	—	(1,488)

Balance at September 30, 2006	16,904	$17	(113)	$(306)	$17,618	$(14,279)	$(650)	$2,400

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	September 30,
	2006	2005
in thousands		(As Restated)
		(See Note 14)
Cash flows from operating activities:
Net loss	$(1,488)	$(5,310)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	13	11
Compensation charge for stock options issued to employees and directors	560	614
Issuance of warrants for services	541	328
Write down of excess inventory	—	1,953
Issuance of common stock for services	—	110
Minority interest in net loss of subsidiary	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(1,981)	40
Inventories	601	(2,237)
Other current and non-current assets	(14)	106
Accounts payable and accrued expense	(47)	(518)
Accrued payroll and related taxes	10	(7)
Other current liabilities	2	6

Net cash used in operating activities	(1,803)	(4,938)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(9)	(26)

Net cash used for investing activities	(9)	(26)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	1,305
Repayment of short-term borrowings	—	(1,305)
Net proceeds from issuance of common stock net of expenses	885	2,179
Proceeds in connection with the exercise of options and warrants	136	372
Proceeds in connection with the exercise of warrants in subsidiary	—	34

Net cash provided by financing activities	1,021	2,585

Decrease in cash	(791)	(2,379)
Cash, beginning of period	890	3,269
Cash, end of period	$99	$890

Supplemental cash flow information:
Cash paid during the year for income taxes	$2	$—
Cash paid during the year for interest	$4	$36

Noncash transactions:
Conversion of accrued royalties to common stock	—	$400
Subscription receivable	$650	—
Litigation settlement – return of 112,500 shares of common stock	—	$306
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
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	Year ended
	September 30,
	2006	2005
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal income tax benefit	(5.8%)	(5.7%)
Change in valuation allowance	46.2%	41.7%
R&D credit carryforward	(6.0%)	(2.9%)
Other	(0.3%)	(0.1%)

	0.1%	(1.0%)

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

     On September 29, 2006, the Company sent a letter to the Consultant advising the Consultant that the performance period would not be further extended, that the Warrant to purchase 1,313 shares of the Company’s common stock would be cancelled and that the 188 shares of the Company’s common stock would not be issued. During the three months ended December 31, 2005, the Company recorded a charge of $366 in connection with the 188 shares issuable under this agreement subject to the consultant’s performance. In September 2006, the charge of $366 was removed since the consultant had not performed in accordance with the agreement.
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

14. RESTATEMENT
     On June 14, 2007 the Company filed Form 8-K as to non-reliance on the previously issued Company’s consolidated financial statements for the year ended September 30, 2005.
During the year ended September 30, 2005, the Company had reported a gain on settlement of litigation of $306,000 attributable to the return of 112,500 shares of common stock to the Company by a former officer of the Company. In the restatement, the litigation settlement is reported as a capital transaction and not as gain, as previously reported, resulting in an increase of $306,000 in additional paid-in capital for the year ended September 30, 2005. The net loss for the year ended September 30, 2005 is increased by $306,000, or $.02 per share. This settlement had no impact on the Company’s consolidated shareholders’ equity.
The consolidated balance sheet, consolidated statements of operations, consolidated changes in stockholders’ equity, consolidated cash flows and notes to the consolidated financial statements are revised and labeled as “As Restated” as applicable.
The following table presents the impact of the correction:

	STATEMENT OF OPERATIONS DATA
	Year ended		Year ended
	September 30, 2005		September 30, 2005
	(As previously reported)	Adjustment	(As Restated)
Net loss	$(5,004)	$(306)	$(5,310)
Net loss per share:
Basic and diluted	$(.33)	$(.02)	$(.35)

	BALANCE SHEET DATA
	September 30, 2006
Shareholders’ Equity:	As Previously Reported	As Restated
Preferred shares	—	—
Common shares	$17	$17
Additional paid-in capital	17,312	17,618
Accumulated deficit	(13,973)	(14,279)
	3,356	3,356
Less treasury stock, at cost	(306)	(306)
Less subscription receivable	(650)	(650)
Total Shareholders’ Equity	$2,400	$2,400
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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization between Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 23, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics, Inc. and SM/CT Partners, L.P., dated August 16, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.2	1st Amendment to Lease Agreement, dated July 21, 2004, between Bay West Equities Carlsbad Research Center, LLC and Xenonics, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.3	PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004; the Commission has granted confidential treatment to selected portions of this document).

10.4	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.6	Settlement Agreement and Mutual Release, dated as of December 3, 2004, among Xenonics Holdings, Inc., Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on December 8, 2004).

10.7	Engagement letter, dated March 1, 2004, as amended by letters dated April 12, 2004 and May 18, 2004, between Bryant Park Capital, Inc. and Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.6 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.8	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.10	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.11	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.12	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

Exhibit
Number	Description
10.13	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.14	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.15	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.16	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.17	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers on July 23, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.18	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.19	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.20	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.21	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.22	Form of Selling Stockholder and Securities Purchase Agreement, dated as of January 17, 2005, entered into by and among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.23	Form of Registration Rights Agreement, dated as of January 17, 2005, entered into among Xenonics Holdings, Inc. and the Selling Stockholders and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.24	Consulting Agreement, dated as of September 9, 2005 and effective as of August 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.25	Amendment No. 1, dated as of October 19, 2005, Amendment No. 2 dated as of January 17, 2006, and Amendment No. 3 dated as of May 11, 2006, each between Xenonics Holdings, Inc. and Patriot Associates LLC, to the Consulting Agreement dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.1 to the Current Reports on Form 8-K of Xenonics Holdings, Inc. filed on October 24, 2005, January 17, 2006 and May 17, 2006, respectively).

10.26	Letter dated September 29, 2006 from Xenonics Holdings, Inc. to Patriot Associates LLC, regarding the termination of the Consulting Agreement dated as of September 9, 2005 between Xenonics Holdings, Inc. and Patriot Associates, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on October 5, 2006).

10.27	Warrant, dated September 9, 2005, issued by Xenonics Holdings, Inc. to Patriot Associates LLC, for the purchase of 437,500 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

Exhibit
Number	Description
10.28	Registration Rights Agreement, dated as of September 9, 2005, between Xenonics Holdings, Inc. and Patriot Associates LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 14, 2005).

10.29	Securities Purchase and Security Agreement dated as of April 13, 2006 between Xenonics Holdings, Inc. and The Norman Patriot LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.30	Secured Promissory Note dated April 13, 2006, in the principal amount of $650,000, given by The Norman Patriot LLC to Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.31	Class A and Class B Warrants, dated April 13, 2006, issued by Xenonics Holdings, Inc. to The Norman Patriot LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 19, 2006).

10.32	Consulting Agreement dated as of September 5, 2006 between Xenonics Holdings, Inc. and Third Coast Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.33	Warrant, dated September 5, 2006, issued by Xenonics Holdings, Inc. to Third Coast Marketing, LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of Eisner LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
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

Xenonics Holdings, Inc.

	By:	/s/ Charles Hunter
Date: June 20, 2007		Charles Hunter
Chief Executive Officer