Form 10QSB
period 2007-06-30
Xenonics Holdings, Inc.
filed 2007-08-14
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of July 31, 2007, the registrant had outstanding 18,549,839 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2007	2006
in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$1,217	$99
Accounts receivable	776	2,194
Inventories, net	2,937	605
Other current assets	506	96

Total Current Assets	5,436	2,994

Equipment, furniture and fixtures at cost, less accumulated depreciation of $95 and $83	229	46
Other non-current assets	9	25

Total Assets	$5,674	$3,065

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and accrued expense	$1,504	$561
Accrued payroll and related taxes	154	96
Other current liabilities	6	8

Total Current Liabilities	1,664	665

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000 shares authorized as of June 30, 2007 and September 30, 2006; 18,660 and 16,904 shares issued as of June 30, 2007 and September 30, 2006, respectively; 18,547 and 16,791 shares outstanding as of June 30, 2007 and September 30, 2006, respectively	19	17

Additional paid-in capital	21,110	17,618
Accumulated deficit	(16,813)	(14,279)

	4,316	3,356

Less treasury stock, at cost, 113 shares as of June 30, 2007 and September 30, 2006	(306)	(306)
Less subscription receivable	—	(650)

Total Shareholders’ Equity	4,010	2,400

Total Liabilities and Shareholders’ Equity	$5,674	$3,065

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$1,023	$855	$3,585	$2,493

Cost of goods sold	668	522	1,209	1,475

Gross profit	355	333	2,376	1,018

Selling, general and administrative	2,158	827	4,483	2,888
Engineering, research and development	175	149	486	380

Loss from operations	(1,978)	(643)	(2,593)	(2,250)

Other income/(expense), net:
Interest income	26	11	62	16
Interest expense	—	(1)	(1)	(2)
Other expense	—		—	(3)

Loss before provision for income taxes	(1,952)	(633)	(2,532)	(2,239)
Income tax provision	—	—	2	2

Net loss	$(1,952)	$(633)	$(2,534)	$(2,241)

Net loss per share:
Basic and diluted	$(.11)	$(.04)	$(.14)	$(.14)

Weighted average shares outstanding:

Basic and diluted	18,434	16,391	17,734	15,845
     See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2007	2006
in thousands	(unaudited)

Cash flows from operating activities:
Net loss	$(2,534)	$(2,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25	9
Non-cash compensation to employees and directors	972	425
Non-cash compensation to consultants	48	366
Inventory reserves	(1,158)
Changes in operating assets and liabilities:
Accounts receivable	1,418	(122)
Inventories	(1,174)	313
Other current and non-current assets	(394)	(12)
Accounts payable and accrued expense	943	(69)
Accrued payroll and related taxes	58	38
Other current liabilities	(2)	1

Net cash used in operating activities	(1,798)	(1,292)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(208)	(9)

Net cash used in investing activities	(208)	(9)

Cash flows from financing activities:
Net proceeds from issuance of common stock	1,975	885
Proceeds in connection with the exercise of options and warrants	499	20
Proceeds in connection with stock subscription	650	—

Net cash provided by financing activities	3,124	905

Net increase (decrease) in cash	1,118	(396)
Cash, beginning of period	99	890

Cash, end of period	$1,217	$494

Supplemental cash flow information:
Cash paid during the period for income taxes	$2	$2
Cash paid during the period for interest	$1	$3
Noncash transactions: Subscription receivable		$650

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
     The condensed consolidated financial statements include the accounts of Holdings and its subsidiary Xenonics, Inc. (“Xenonics”), collectively, the “Company”. On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125 shares of Xenonics, Inc. As a result, Holdings currently owns 98.6% of the issued and outstanding capital stock of Xenonics. All significant inter-company items have been eliminated upon consolidation.
     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company experienced a net loss for the nine months ended June 30, 2007 and has an accumulated deficit. The Company’s continued existence is dependent on its ability to obtain orders from the Department of Defense and significant sales of its new products.
2. REVENUE RECOGNITION
     The Company recognizes revenue net of discounts upon shipment and when it has evidence that arrangements exist, the price to the buyer is fixed through signed contracts or purchase orders and collections is reasonably assured. Customers do not have the right to return product unless it is damaged or defective.
3. LOSS PER SHARE
     Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and nine months ended June 30, 2007 and 2006, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.

4. INVENTORIES
Inventories were comprised of :

	June 30,	September 30,
	2007	2006
	(unaudited)

Raw materials	$816	$145
Work in process	502	301
Finished goods	1,632	1,330
Reserve for obsolescence	(13)	(1,171)

	$2,937	$605

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The components of accounts payable and accrued expenses consist of the following:

	June 30,	September 30,
	2007	2006
	(unaudited)

Accounts payable	$1,405	$436
Accrued expenses	99	125

	$1,504	$561

6. SHAREHOLDERS’ EQUITY
     In February 2007, the Company raised $2,000 through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The 1,000 shares of common stock and the 600 warrant shares have been approved for listing on the American Stock Exchange.
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

     In July 2003, the Company’s board of directors adopted a stock option plan. Under the 2003 option plan, options to purchase up to 1,500 shares of common stock are available for employees, directors, and outside consultants.
     In December 2004, the Company’s board of directors adopted a 2004 stock incentive plan. The Company may issue up to 1,500 shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300 shares of common stock.
     The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the nine months ended June 30, 2007 and 2006:

	For the Nine Months
	Ended June 30,
	2007	2006
Risk-free interest rate	4.60% - 4.87%	4.37% - 4.43%
Expected life (in years)	4	3
Dividend yield	0.0%	0.0%
Expected volatility	98% - 111%	103%
Weighted-average volatility	104%	103%
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
     A summary of the Company’s stock option activity as of June 30, 2007, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value *
Outstanding at October 1, 2006	1,726	$2.50	4.17
Granted	250	$2.11	4.64
Exercised	(33)	$1.60	—
Forfeited or Expired	(249)	$1.94	—

Outstanding at June 30, 2007	1,694	$2.54	3.64	$1,227

Exercisable at June 30, 2007	1,437	$2.41	3.71	$1,200

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.65 at June 30, 2007.

     The weighted-average grant-date fair value of options granted during the three and nine months ended June 30, 2007 were $1.89 and $1.55, respectively. Options for 125 and 250 shares were granted during the three and nine months ended June 30, 2007, respectively.
     A summary of the status of the Company’s non-vested stock options as of June 30, 2007, and changes during the nine months ended June 30, 2007, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2006	744	$1.21
Granted	250	$1.55
Forfeited or Expired	(248)	$0.22
Vested	(489)	$1.62

Non-vested at June 30, 2007	257	$1.72

     As of June 30, 2007, there was $309 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.78 years. The total fair value of shares vested during the nine months ended June 30, 2007 was $793.
     Total compensation expense related to outstanding options for the three months ended June 30, 2007 and 2006 was $564 and $138, respectively. For the nine months ended June 30, 2007 and 2006 compensation expense was $972 and $425, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Statements of Operations.
     In connection with the resignation of the Company’s CEO on June 1, 2007, the Company modified certain terms of the CEO’s vested stock options. Under the terms of the stock option plan, upon cessation of service of an employee, vested options may be exercised within three months. The Company extended the exercise period for the former CEO’s options to purchase 250,000 and 15,000 shares of common stock through their original expiration dates of April 14, 2010 and May 21, 2014, respectively. Accordingly, during the three months ended June 30, 2007, the Company recorded as selling, general and administrative expenses, $353 of non-cash compensation expense related to such modification.
Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when number of warrants, their exercise price and other terms became certain.
     At June 30, 2007 and 2006, 3,077 and 4,434 warrants were outstanding and 2,472 and 2,871 warrants were vested, respectively. During the nine months ended June 30, 2007, seven warrant holders exercised 624 warrants for $447. The exercise prices ranged from $0.60 to $1.05.
     Total compensation expense related to outstanding warrants for the three months ended June 30, 2007 was $7. For the nine months ended June 30, 2007 compensation expense was $48. There was no compensation expense for warrants for the nine months ended June 30, 2006.
     In February 2007, the Company raised $2,000 through the private sale of 1,000 shares of common stock, together with 300 Class A warrants and 300 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100 shares of common stock and 30 Class A and 30 Class B warrants similar to the investor. The fair value of the Class A and Class B warrants estimated on the date of issuance using the Black-Scholes option-pricing model was $1.64 and $1.59, respectively, with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 111%; risk-free interest rate of 4.85%; and expected life of 4 years from the date of grant.
9. CONTINGENCIES AND OTHER MATTERS
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)
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
Results of Operations
Three-months ended June 30, 2007 compared to the three-months ended June 30, 2006
     Revenues: We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our new SuperVision night vision product to various customers.
     Revenues for the quarter ended June 30, 2007 were $1,023 compared to revenues of $855 for the quarter ended June 30, 2006. In the 2007 quarter, $593 or 58% of revenue was from shipments of the Company’s new SuperVision product to more than 100 new customers. All other revenue for the quarter was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military resellers). This compares to $817 or 95% of revenue to the military market in the same quarter of the prior year.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 35% and 39% for the quarter ended June 30, 2007 and 2006, respectively. The gross profit percentage was positively impacted in both quarters by sales of the NightHunterII product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2007 quarter of the excess inventory reserve related to the sale of NightHunterII product was $127. As of June 30, 2007 all of the excess inventory of the NightHunterII products had been shipped to customers. The gross profit percentage for the 2007 quarter was negatively impacted by initial roll-out costs and vendor supply issues, which necessitated re-work by Company personnel to produce satisfactory product performance of the Company’s new SuperVision product.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $1,331 to $2,158 for the quarter ended June 30, 2007 as compared to $827 for the quarter ended

June 30, 2006. The increase consisted of compensation and benefit costs of $386 primarily related to increased headcount for sales and customer service personnel for the SuperVision product; $422 in SuperVision advertising, trade show and other selling expenses; $124 for legal expenses; and $433 of non-cash charges related to options and warrants.
     Engineering, Research & Development: Engineering, research and development expenses were $175 for the quarter ended June 30, 2007 compared to $149 for the quarter ended June 30, 2006. The increase is due to higher compensation expenses.
     Net (Loss): The Company incurred a net loss of $1,952 for the quarter ended June 30, 2007 compared to a net loss of $633 for the quarter ended June 30, 2006. The 2007 third quarter was impacted by the initial roll-out costs of the Company’s new SuperVision product, including advertising and other promotional selling expenses needed to introduce the product and $571 of non-cash charges related to options and warrants.
Nine-months ended June 30, 2007 compared to the nine-months ended June 30, 2006
     Revenues: We operate in the security lighting systems and night vision industries. Until we began shipping our new SuperVision products in the quarter ended June 30, 2007, the majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
     Revenues for the nine-months ended June 30, 2007 were $3,585 compared to revenues of $2,493 for the nine-months ended June 30, 2006. In the nine-months ended June 30, 2007, the company sold $2,860 or 80% of its products to the military market, which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers. This compares to $2,299 or 92% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2006. Initial shipments to commercial customers of our new SuperVision product began in the third quarter of this fiscal year.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunterII products that PerkinElmer manufactures for us under our manufacturing agreement.
     The gross profit percentage on revenue was 66% and 41% for the nine-months ended June 30, 2007 and 2006, respectively. The gross profit percentage for both periods was positively impacted by sales of the NightHunterII product from inventory that was identified as excess inventory during fiscal year 2005. The 2007 reduction of the excess inventory reserve related to the sale of the NightHunterII product was $1,158. As of June 30, 2007, all of the excess inventory of the NightHunterII products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $1,595 to $4,483 for the nine-months ended June 30, 2007 compared to $2,888 for the nine-months ended June 30, 2006. The increase in expenses consisted of compensation and benefit costs of $682 primarily related to increased headcount for the SuperVision product; $536 in SuperVision advertising, trade show and other selling expenses; $139 for legal and accounting expenses and $229 of non-cash charges related to options and warrants.

     Engineering, Research & Development: Engineering, research and development expenses increased by $106 for the nine-months ended June 30, 2007 compared to the nine-months ended June 30, 2006. The increase was primarily related to higher legal expenses for patents of $76 and higher compensation expenses. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
     Net Loss: The Company incurred a net loss of $2,534 for the nine-months ended June 30, 2007 compared to a net loss of $2,241 for the nine-months ended June 30, 2006.
     Liquidity and Capital Resources
     As of June 30, 2007, the Company had working capital of $3,772 and a current ratio of 3.3-to-1 as compared to working capital of $2,329 and a current ratio of 4.5-to-1 as of September 30, 2006.
     Our net loss of $2,534 for the nine months ended June 30, 2007 negatively impacted cash. In addition, increased inventory levels for SuperVision parts negatively impacted cash by $1,174. An increase of $394 in other current and non-current assets also negatively impacted cash. Collections of accounts receivable increased cash balances by $1,418. Cash balances were also positively impacted by increases in accounts payable and accrued expenses of $943, along with an increase in accrued payroll and related taxes of $58. Non-cash compensation expense for options to employees and issuance of warrants to consultants during the first nine months of the current fiscal year were $1,020. Cash used by operating activities totaled $1,798 for the nine months ended June 30, 2007.
     The Company invested $208 in the purchase of equipment, furniture and fixtures. Additionally, the Company had $3,124 of cash provided by financing activities. This included net proceeds from the issuance of common stock of $1,975, the proceeds from a stock subscription of $650 and $499 received for the exercises of warrants and stock options. The net increase in cash for the nine months ended June 30, 2007 was $1,118.

ITEM 3. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report. Based on the foregoing, our principal executive and financial officers concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure.
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

XENONICS HOLDINGS, INC.
Date: August 13, 2007	By:	/s/ Charles W. Hunter
Charles W. Hunter
Chief Executive Officer

Date: August 13, 2007	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer