Form 10KSB
period 2007-09-30
Xenonics Holdings, Inc.
filed 2007-12-18
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 0-50775
XENONICS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	84-1433854
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2236 Rutherford Road, Suite 123 Carlsbad, California (Address of principal executive offices)	92008-7297 (Zip code)
Issuer’s telephone number: (760) 448-9700

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Issuer’s revenues for its fiscal year ended September 30, 2007: $4,984,000.
Aggregate market value of the common stock held by non-affiliates of the Issuer as of December 6, 2007 was approximately $34,539,000
There were 19,838,839 shares of the Company’s common stock outstanding on December 6, 2007.
Transitional Small Business Disclosure Format: Yes ☐ No ☑
Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the issuer’s fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

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

PART I
ITEM 1. DESCRIPTION OF BUSINESS
Overview
     We design, manufacture and market high-end, high-intensity portable illumination products and low light viewing systems (night vision). Our core product line consists of lightweight, long-range, ultra-high intensity illumination products used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets. The Night Vision system is used across the entire spectrum from commercial to the military. We hold several patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies, and additional patents to the integration of the night vision system.
     We are largely dependent upon government orders for our revenues. While the night vision products will expand our sales into the commercial market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal law enforcement. Starting late in FY 2007 sales expanded into the commercial and international markets
     We market our illumination products under the NightHunter brand name and Night Vision under the SuperVision brand. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and stabilized systems for airborne, vehicular and shipboard use. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification and navigation. The systems allow the user to illuminate an area, an object or a target with visible or non-visible light, and to improve visibility through many types of obscurants such as smoke, haze and most types of fog.
     The SuperVision product was launched in June 2007 and brings a new category to night vision using a high resolution HDTV display with an ultra-sensitive infrared (IR)/visible sensor and a proprietary Digital Signal Processor (DSP). This all digital format brings capabilities comparable to high end military analog systems at less than half the price. In addition the digital format allows for zoom capability. The price and capability opens the market to law enforcement and the general consumer, whether in the maritime environment, hunting, camping, security, or any other activity done in a low light situation.
History
     We conduct all of our operations through our subsidiary, Xenonics, Inc. On July 23, 2003, Digital Home Theater Systems, Inc. acquired in a reorganization all of the issued and outstanding shares of Xenonics, Inc.’s common stock and we changed our name from Digital Home Theater Systems, Inc. to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with the issuance of stock for cash. For accounting purposes, Xenonics, Inc. was treated as the acquirer and, as such, its historical financial statements will continue and are incorporated by reference into this prospectus.
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
Our Products
     The NightHunter series of products currently consists of four versatile compact illumination systems — NightHunter One, NightHunter II, NightHunter ext, and NightHunter 3. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-detectable infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. We have also developed an ultraviolet filter which enables our product to fluoresce materials from great distances for applications including forensics and special lighting effects. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One, NightHunter II NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the prices for our products range from $2,000 to $4,000 per unit.
     The SuperVision high resolution HDTV display with an ultra-sensitive IR/visible sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and IR spectrum SuperVision allows you to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its expended IR spectrum in excess of 1000 nanometers it can operate well past the range of conventional analog tube system. With a retail price of just $1,399 it is affordable at the local law enforcement level as well as with commercial customers.
     Our currently available products and their respective features are listed below.
     NightHunter One The NightHunter One system is a lightweight (9.7 lbs.) illumination system that can be readily adapted to a variety of uses and platforms, from handheld to fixed mounted use on vehicles, boats, and helicopters. The NightHunter can be powered from its internal rechargeable battery or from any 12-32 VDC power source.
     NightHunter II The NightHunter II is a self-contained, durable, waterproof and lightweight (4.4 lbs) unit. The unit has an extended battery life (1.5 hrs on a single charge) and can recharge in 1.5 hours. The NightHunter II is manufactured for us by PerkinElmer Electronics, Inc.
     NightHunter ext The NightHunter ext is a durable and lightweight (5.5 lbs) illumination system that is designed for fixed mounted applications and for use on stationary platforms or vehicles, boats, or helicopters. The NightHunter ext has the same range as the NightHunter One, but with an increased field-of-view. The NightHunter ext can be equipped with an optional pistol grip and utilized as a powerful spotlight.
     NightHunter 3 The NightHunter 3 was designed to give better than NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned NightHunter 3 is a 2.5 pound illuminator that exceeds the range of the NightHunter II while at the same time incorporating an integrated filter assembly, new battery technology, and off board control. We began testing NightHunter 3 in our fiscal year ended September 30, 2007 and we expect it to be in production in our fiscal year ending September 30, 2008. This product will open up a new market for the NightHunter technology.
     SuperVision SuperVision will allow the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.
The Markets
     The actual and potential markets for our products consist of the following.
     Military Forces, of the United States and Foreign Allies
          Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2007, we have sold more than $20,000,000 of NightHunter brand illumination systems into this market for testing or deployment. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps. In 2007, the Defense Appropriations Bill includes $2.0 million for the purchase of NightHunter products for the U.S. Army.
          According to the International Institute for Strategic Studies and the U.S. Department of Defense, there are nearly 5,000,000 active troops, over 8,000,000 reserve troops, approximately 600 warships, and 900 amphibious, major mine, and support ships, 26,000 heavy tanks, and 63,000 armored infantry vehicles in the armed forces of the United States and its key allies. Given the large number of applications for NightHunter products, we believe that this represents a substantial market opportunity for the NightHunter product line.

     SuperVision has application to the US Military though it was not optimized for military operations. It is listed on the GSA schedule and is also sold through the military exchange network. With the high performance and quality of SuperVision and no export restrictions, we see a good market in the international militaries.
     U.S. Department of Homeland Security
          The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter and SuperVision products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. Our NightHunter products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for both of our product lines. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.
     U.S. Law Enforcement and Fire, Search & Rescue
     We are in the early stage of pursuing additional opportunities for sales of NightHunter illumination systems and SuperVision to law enforcement and fire, search & rescue organizations. Thus far sales to this market group have been limited. However, law enforcement and fire, search & rescue represent a large market opportunity. Approximately 700,000 law enforcement personnel are estimated to be employed in the United States and there are approximately 30,000 fire, search & rescue departments in the United States. The introduction of SuperVision should have a significant impact in this segment. In addition the international market opportunity is large, primarily with the SuperVision product line.
         Commercial Markets
     SuperVision was designed to be a high performance but affordable night vision system. Because of this, we have an excellent opportunity in several commercial markets. Initially we focused on the hunting market, but have expanded to the overall outdoor market and will be expanding efforts into the maritime market in 2008. There has also been interest from several industrial customers which we will continue to pursue in 2008.
Sales & Marketing
     We generate most of our revenue from the direct sale of our products to customers. To date, most of our sales have been to the United States military. In the past we have depended upon top down funding through Congress matched with communication directly to end users to drive the demand. We have attended customer specific tradeshows to also communicate the capabilities of the NightHunter product line and SuperVision.
     Starting late in our fiscal year ended September 30, 2007 we significantly increased our sales and marketing program. We hired a VP of Sales and Marketing with experience across all the SuperVision and NightHunter markets. He has been adding to his team to have a professional inside and outside sales team to work these markets. We have reevaluated our independent representative group structure and have used senior management’s relationships with key customers. In May we hired a professional advertising agency with a primary focus on SuperVision. They will also be working on the NightHunter 3 program. We have also increased our presence at key tradeshows and have opened up the international market place and we have maintained our Congressional contact either through our lobbyist or directly by our officers and directors.
     SuperVision specifically was introduced to three key market segments in our fiscal year ended September 30, 2007 and will expand in our next fiscal year. Initial markets are law enforcement, hunting, and international. Advertising, tradeshow, independent representative groups, and dedicated sales personnel are focused on these markets.
     We currently have seven persons engaged on a full-time basis in sales and marketing. In addition, our senior executives actively assist in our marketing efforts by initiating and maintaining customer relationships and interacting with external consultants who assist us with our marketing activities.
     In the future, we may consider partnering with others to generate additional sales though distributorships and/or licenses and may utilize such models to expand our sales capabilities in certain domestic and international markets.

Manufacturing
     We conduct manufacturing and final assembly operations on the NightHunter One, NightHunter ext, and SuperVision at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
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
     In January 2003, we entered into a three-year agreement with PerkinElmer Electronics, Inc. for the manufacturing of our NightHunter II product. This agreement renews automatically for an additional 12 month term unless otherwise terminated by either party. PerkinElmer, a publicly traded company (NYSE: PKI), is a leader in the life sciences, fluid sciences and optoelectronics industries. Under the terms of this agreement, PerkinElmer will manufacture all NightHunter II products exclusively for Xenonics, on a fixed price basis. In return, we have agreed not to purchase any NightHunter II products from any other manufacturer or to manufacture any NightHunter II products ourselves. In addition, PerkinElmer agreed not to produce, market, or sell NightHunter II products to any entity except Xenonics. PerkinElmer further agreed that all intellectual property relating to the NightHunter II products is solely owned by Xenonics.
     PerkinElmer is responsible for the purchasing, shipping and receiving, production, and quality assurance of the NightHunter II product. PerkinElmer provides the working capital required for inventory and manages the labor pool required to meet our delivery requirements without any cash investment by Xenonics. PerkinElmer has demonstrated the ability to increase production to meet growing demand. Despite this sole source relationship, Xenonics retains all documentation and know-how to build the NightHunter II and owns all tooling required to produce NightHunter II products and related components. We believe we could transition to a second source if required without significant disruption.
Competition
     Other companies that offer high intensity, portable lighting products include Reva International and Peak Beam Systems, Inc. We believe that neither of these companies currently offers a product with the features or range of applications of our NightHunter series. It is our understanding that Reva International is no longer doing business and might be in a restructuring phase. To our knowledge, only one company, Peak Beam Systems, supplies a short-arc xenon-based product. Peak Beam’s product also has the capability of utilizing infrared and ultraviolet filters, and provides a long-range light beam. However, unlike our products, we believe that Peak Beam’s products project a “black hole” and hence an obstructed field-of-view.
     In addition to these suppliers of hand-held high intensity lighting products, we believe that other companies that use first generation xenon technology, such as Spectrolab (helicopter searchlights), Phoebus (entertainment spotlights), and Strong (entertainment spotlights) could enter our market in the future. Our strategy is to remain the recognized market and technology leader for hand held size systems thus not leaving an opening for the searchlight companies.
     In the night vision market we have chosen an open spot in the market. We deliver in a digital format, the capabilities of current analog Gen 3 systems, at about half to one third the price. While our system retails at $1,399, analog Gen 3 systems are typically priced over $3,500. There are also significant lower performing products, usually analog Gen 1 or 2 systems, in the sub $600 retail range. Since our performance well exceeds these systems, our real competition is with the higher end product. We have patented our digital system, though we would expect others to try and move into this space as sales grow for SuperVision.
Regulation
     We applied to the United States Department of Commerce, Bureau of Export Administration for an export license for both SuperVision and NightHunter products. In response to our inquiry, the department assigned an EAR classification of 99. We can export all our products without a license to all countries that are not on the restricted list IAW part 746 of the EAR.

Intellectual Property
     NightHunter has eleven design and utility patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light. We continue to make advancements, and have recently filed for an additional patent covering certain technologies that complement our NightHunter product technologies. In addition to the foregoing patents, we also rely on certain know-how and trade secrets related to the design and manufacture of our products. We believe that the patents (both granted and pending) and our know-how and trade secrets provide protection to certain of our core technologies, and allow us to develop future products that can be scaled up or down (or to develop alternative packages for the existing products). We are not aware of any infringement of our patents or that we are infringing any patents owned by others.
     SuperVision has one patent with 33 separate claims included in the patent. It includes the integration of the entire systems as well as weapons mounting and future recording capability. We think that there are systems in the market that might be infringing on our patents and we are currently reviewing options with our attorneys on how we wish to proceed. We are not aware of any patent infringement on our part.
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
     During the fiscal years ended September 30, 2007 and 2006, we spent $713,000 and $576,000, respectively, on engineering, research and development.
Employees
     As of September 30, 2007, we employed 23 persons. There are four members in our executive management team, seven persons are employed in operations (in addition to four temporary help personnel), one person in engineering, seven persons in sales and four persons in administrative support. We are not a party to any collective bargaining agreements.
ITEM 2. DESCRIPTION OF PROPERTY
     Our principal operations and executive offices are located at 2236 Rutherford Road, Suite 123, Carlsbad, California 92008 and our telephone number is (760) 448-9700. The facility consists of approximately 9,200 square feet of leased office, warehouse and manufacturing space in Carlsbad, California. The lease on this facility expires in the year 2008.
ITEM 3. LEGAL PROCEEDINGS
     The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleges that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants. Plaintiff alleges that had he been a Xenonics shareholder prior to the effective date, his shares would have been exchanged as a result of the transaction for shares of DHTS and therefore he could have sold the resulting shares for a profit he alleges to be more than $1,000,000. Plaintiff further asserts that after the transaction was effective, Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares.

     The Company denies the allegations of the complaint and intends to vigorously defend the action. Discovery is now substantially complete. The Court has determined that there are issues of fact that preclude dismissing the action on summary judgment and the case is expected to go to trial within the next year, but no trial date has been fixed.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5. Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities
     Our common stock is currently traded under the symbol “XNN” on the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the American Stock Exchange.

Year ended September 30, 2007	High	Low
First Quarter	$4.05	$1.27
Second Quarter	$3.09	$1.95
Third Quarter	$3.07	$2.18
Fourth Quarter	$2.58	$1.77

Year ended September 30, 2006	High	Low
First Quarter	$2.60	$1.52
Second Quarter	$2.50	$1.37
Third Quarter	$2.45	$1.42
Fourth Quarter	$2.18	$1.40
     As of September 30, 2007, there were 19,838,839 common shares outstanding and approximately 56 shareholders of record, not including holders who hold their stock in “street name”.
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
Repurchase of Securities
     We did not repurchase any shares of our common stock during the year ended September 30, 2007.
Recent Sales of Unregistered Securities
Not applicable
Equity Compensation Plan Information
     The following table summarizes as of September 30, 2007, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,988,000	$2.52	471,000
Equity compensation plans not approved by security holders	500,000	$1.60	—

Totals	2,388,000	$2.43	471,000

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
Overview
     We design, manufacture and market high-end, high-intensity portable illumination products and low light viewing systems (night vision). Our core product line consists of lightweight, long-range, ultra-high intensity illumination products used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets. The Night Vision system is used across the entire spectrum from commercial to the military. We hold several patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies, and additional patents to the integration of the night vision system.
     We are largely dependent upon government orders for our revenues. While the night vision products will expand our sales into the commercial market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal law enforcement. Starting late in FY 2007 sales expanded into the commercial and international markets
     We market our illumination products under the NightHunter brand name and Night Vision under the SuperVision brand. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and stabilized systems for airborne, vehicular and shipboard use. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification and navigation. The systems allow the user to illuminate an area, an object or a target with visible or non-visible light, and to improve visibility through many types of obscurants such as smoke, haze and most types of fog.
     The SuperVision product was launched in June 2007 and brings a new category to night vision using a high resolution HDTV display with an ultra-sensitive IR/visible sensor and a proprietary Digital Signal Processor. This all digital format brings capabilities comparable to high end military analog systems at less than half the price. In addition the digital format allows for zoom capability. The price and capability opens the market to law enforcement and the general consumer, whether in the maritime environment, hunting, camping, security, or any other activity done in a low light situation.

     We conduct all of our operations through our subsidiary, Xenonics, Inc. On July 23, 2003, Digital Home Theater Systems, Inc. acquired in a reorganization all of the issued and outstanding shares of Xenonics, Inc.’s common stock in exchange for 8,750,000 shares of our common stock, and we changed our name from Digital Home Theater Systems, Inc. to Xenonics Holdings, Inc. The transaction was accounted for as a reorganization of Xenonics, Inc. with the issuance of stock for cash. For accounting purposes, Xenonics, Inc. was treated as the acquirer and, as such, its historical financial statements will continue and are incorporated by reference into this annual report.
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
How We Generate Revenue
     We generate most of our revenue from the direct sale of our products to customers. To date, most of our sales have been to the United States military. In the past we have depended upon top down funding through Congress matched with communication directly to end users to drive the demand.
     Starting late in our fiscal year ended September 30, 2007 we significantly increased our sales and marketing program. We hired a new Vice President of Sales and Marketing, who has experience across all of the SuperVision and NightHunter markets. He has been making additions to his staff to have a professional inside and outside sales team. He has also reevaluated our independent representative group.
     We have also increased our presence at key tradeshows, began focusing on the international market place and maintained our Congressional contacts either through our lobbyist or directly by our officers and directors. In addition, we hired a professional advertising agency with a primary focus on SuperVision. They will also work on the NightHunter 3 program.
     SuperVision was specifically introduced to three key market segments during our fiscal year ended September 30, 2007. Our initial targeted markets are law enforcement, hunting and international. Advertising, tradeshow, independent representative groups, and dedicated sales personnel are focused on these markets. The number of markets will be expanded next year.
     We currently have seven persons engaged on a full-time basis in sales and marketing. In addition, our senior executives actively assist in our marketing efforts by initiating and maintaining customer relationships and interacting with external consultants who assist us with our marketing activities.
     In the future, we may consider partnering with others to generate additional sales though distributorships and/or licenses and may utilize such models to expand our sales capabilities in certain domestic and international markets.
Trends in Our Business
     The Company had revenue levels sufficient to generate net income in only one of the last four years. In the last three years revenue levels did not maintain traction. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products, expanding our customer base and restructuring the sales and marketing approach and team. We have just launched SuperVision and are in the early stages of launching NightHunter 3. We have expanded our distribution channels that will best help us to reach a goal of an expanded customer base. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
     Our current challenge is to supplement government sales with commercial sales of both our current products and new products. Risks include new competitors entering the market, decreases in government budgets (particularly the defense budget) and our previous inability to penetrate other markets.

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
     Accounts Receivable - The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
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
     Inventory Valuation - Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. The Company may also provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts.
     A physical inventory is completed on a monthly basis, and adjustments are made based on such inventories. If it is determined that our estimates of the valuation of inventories are incorrect, we may need to establish reserves, which would negatively affect any future earnings.
Results of Operations
Year ended September 30, 2007 compared to September 30, 2006
          Revenues: We operate in the security lighting systems and night vision industries. Until we began shipping our new SuperVision products in the year ended September 30, 2007, the majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
          Revenues for the year ended September 30, 2007 were $4,984,000 compared to revenues of $4,833,000 for the year ended September 30, 2006. In the year ended September 30, 2007, we sold $3,991,000 or 79% of our products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as military resellers. This compares to $4,619,000 or 96% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2006. Initial shipments to commercial customers of our new SuperVision product began in the third quarter and accounted for 15% of revenues for the current year. International sales for the current year represented approximately 3% of revenues.
          Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under our manufacturing agreement.

          The gross profit percentage on revenue was 53% and 58% for the years ended September 30, 2007 and 2006, respectively. The gross profit percentage for both periods was positively impacted by sales of the NightHunter II product from inventory that was identified as excess inventory during the fiscal year ended September 30, 2005. The 2007 reduction of the excess inventory reserve related to the sale of the NightHunter II product was $1,156,000, which positively impacted the gross profit percentage for the current year by 23%. As of June 30, 2007, all of the excess inventory of the NightHunter II products had been shipped to customers.
          Selling, General and Administrative: Selling, general and administrative expenses increased by $2,293,000 to $6,007,000 for the year ended September 30, 2007. The increase in expenses consisted of compensation and benefit costs of $634,000, primarily related to increased headcount for the SuperVision product, $823,000 in SuperVision advertising, trade show and other selling expenses, and $247,000 for legal expenses, with the remainder of the change attributable to increased corporate compliance costs.
          Engineering, Research & Development: Engineering, research and development expenses increased by $138,000 for the year ended September 30, 2007 compared to the prior year. The increase was primarily related to higher legal expenses for patents of $101,000 and higher compensation and consulting expenses. Engineering, research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
          Other Income / Expense: For the year ended September 30, 2007, interest income was $71,000 compared to $26,000 in the prior year. In the 2006 year, interest income was offset by $7,000 of interest expense.
          Provision for Income Taxes: : For the years ended September 30, 2007 and 2006, the provision for income tax was $2,000, which represent the minimum annual payments for state taxes.
          Net Loss: We incurred a net loss of $4,034,000 for the year ended September 30, 2007 compared to a net loss of $1,488,000 for the year ended September 30, 2006. The current year was impacted by the initial roll-out costs of our new SuperVision product, including advertising and other promotional selling expenses needed to introduce the product and $1,128,000 of non-cash charges related to stock options and warrants.
Year ended September 30, 2006 compared to September 30, 2005
     Revenues: Revenues for the fiscal year ended September 30, 2006 were $4,833,000 compared to revenues of $4,434,000 for the fiscal year ended September 30, 2005.
     In the fiscal year ended September 30, 2006, sales to the military market which includes both direct sales (U.S. Army and U.S. Marines) as well as sales to military resellers were $4,619,000 or 96% of revenue.
     The Company sold $113,000 or 2% of revenue to various international customers in the fiscal year ended September 30, 2006.
     Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under our manufacturing agreement. The gross profit percentage on revenue was 58% for the year ended September 30, 2006 compared to 0% for the prior year. For the year ended September 30, 2005, the company determined that based on the decrease in revenues of a specific product in the fiscal year ended September 30, 2005, $1,953,000 of finished goods inventory should be identified as excess inventory. The gross profit percentage was positively impacted in 2006 due to the sales of product from inventory that was identified as excess inventory in the prior year. The sales of this excess inventory during the year ended September 30, 2006 were $797,000. The gross profit percentage for the 2006 year was positively impacted by 16%.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,170,000 to $3,714,000 in the year ended September 30, 2006. The decrease in expenses reflected a reduction in legal expense of $791,000, marketing expenses of $135,000, corporate governance matters of $116,000 and accounting services of $112,000.
     Engineering, Research & Development: Engineering, research and development expenses increased by $72,000 during the year ended September 30, 2006 compared to the prior year. The increase in expenses were for continued improvement in our product lines and for new products, such as our new night vision product called SuperVision.

     Other Income / Expense: For the year ended September 30, 2006, interest income was $26,000 compared to $22,000 in the prior year. In the current year, interest income was offset by $7,000 of interest expense.
     Provision for Income Taxes: For the year ended September 30, 2006, the provision for income tax was $2,000, which represents the minimum annual payment for state taxes.
Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have incurred losses for the years ended September 30, 2007 and 2006 and have an accumulated deficit. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.
     As of September 30, 2007, we had working capital of $4,527,000 and a current ratio of 4.88 to 1.
     Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created an accumulated deficit of $18,313,000 as of September 30, 2007. Historically, we have relied on the sale of equity to fund our working capital needs. Financing activities for the year ended September 30, 2007 included two private placements for a total of 2,025,000 shares of common stock at $2.00 per share or $4,010,000 (net of $40,000 of expenses), the proceeds from a common stock subscription receivable of $650,000 and the proceeds of $587,000 from the exercises of stock options and warrants to purchase 759,000 shares of common stock. Cash on hand at the end of the year increased by $2,289,000 from the amount of cash on hand as of September 30, 2006,
     During the year ended September 30, 2007, we increased our SG&A spending in anticipation of sales of our new SuperVision product. However, we sustained a loss due to lower than anticipated sales. Our net loss of $4,034,000 for the year ended September 30, 2007 negatively impacted our cash balance. During the year we used $2,750,000 of cash for operations. A decrease in accounts receivable of $1,889,000 was offset by an increase in inventory of $2,031,000 in anticipation of a large military order, non-cash stock option compensation of $1,074,000 and non-cash compensation of $55,000 for the granting of warrants for services.
     During the current year we invested $208,000 in equipment, furniture and fixtures. We did not have any material commitments for capital expenditures as of September 30, 2007 and currently we do not anticipate any material expenditures during the fiscal year ending September 30, 2008.
     The following is a summary of our contractual cash obligations at September 30, 2007 for the following fiscal years:

Contractual Obligations	Total	2008	2009
Long-Term Office Lease	$120,000	$111,000	$9,000
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
     Based on the amount of working capital that we had on hand on September 30, 2007 and the amount of unfilled orders we have pending, we are dependent on our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Our marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

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
     We have been engaged in selling high intensity illumination products only since March 2003. We only started selling night vision products in the third quarter of the fiscal year ended September 30, 2007. As a result, we have a very limited operating history for investors to consider in evaluating an investment in our common stock.
Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.
     For the most recent fiscal year ended September 30, 2007, we posted a net loss of $4,034,000 on revenue of $4,984,000, compared to a net loss of $1,488,000 on revenues of $4,833,000 for the year ended September 30, 2006. For the year ended September 30, 2005, had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of this company.
The loss of any one of our major customers would have an adverse effect on our revenue.
     We have been dependent on a few large customers. For the fiscal years ended September 30, 2007 and 2006, sales to the U.S. Marine Corps represented 31% and 56% of our total revenues, respectively. Accordingly, the loss of the U.S. Marine Corps as a customer could have a material adverse impact on the results of our operations and on our financial condition. We expect that with sales of our new SuperVision product, we will become less dependent on a few large customers. On November 13, 2007 we announced that we had received new purchase orders totaling approximately $4,000,000 for our NightHunter high-intensity illumination devices. The purchase orders included approximately $3,200,000 from the U.S. Army for our NightHunter II systems and purchase orders for approximately $800,000 from Aardvark Tactical, Inc. (ATI) for NightHunter One devices to be included in ATI’s force protection integration projects for the U.S. military. This order is in addition to a $1,500,000 NightHunter One order from Aardvark we announced in September 2007. We also stated that we expect significant additional orders as part of this ‘program of record’ with Aardvark. We expect to begin making deliveries for these purchase orders beginning in the first quarter of our fiscal year ending September 30, 2008. However, no assurance can be given that we will continue to receive these kinds of purchase orders for our products or that we will receive similar orders from other customers.
     Most of our NightHunter illumination products that we have recently sold and shipped have been shipped to U.S. military forces operating in, or related to, the currently on-going military operations in Afghanistan and Iraq. These shipments have contributed to the recent significant increase in our revenues. While we believe that we would have received orders from the U.S. military even without the current military activity in Afghanistan and Iraq, the events in those countries have affected the amount of our recent sales and the timing of the delivery of the products ordered by the military. The withdrawal of U.S. forces from these regions, or any other reduction in the military’s need for our illumination products, may in the future reduce the demand for our products by such military forces.

The loss of contracts with U.S. government agencies would adversely affect our revenue.
     To date, substantially all of our sales have been derived from sales to military and security organizations, such as the U.S. military, and various other governmental law enforcement agencies. While we believe that we will continue to be successful in marketing our products to these entities, there are certain considerations and limitations inherent in sales to governmental or municipal entities such as budgetary constraints, timing of procurement, political considerations, and listing requirements that are beyond our control and could affect our future sales. There is no assurance that we will be able to achieve our targeted sales objectives to these governmental and municipal entities or that we will continue to generate any material sales to these entities in the future.
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
Because we have a small and new marketing and sales team, we may be unable to compete successfully against other companies that have a history and track record in the high-intensity lighting and night vision marketplaces.
     We have a small and new marketing and sales team. We currently have seven persons engaged on a full-time basis in marketing and sales. Although our other officers have experience in the operations and management of various businesses and have experience in the high intensity lighting field, they have limited experience in the management of a company engaged in the high volume sale of high-intensity lighting and night vision. In addition, while we have had success in marketing to certain branches of the U.S. military and to certain other U.S. governmental agencies; we have not been successful in generally marketing our products to a wider market. There can be no assurance that our current marketing and sales capabilities will enable us to compete successfully against competitors that have a history and track record in the high-intensity lighting and night vision marketplaces. If we do not maintain an effective marketing and sales organization, our business will be adversely affected.
The loss of any of our key personnel could adversely affect our business.
     We depend on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board, Charles W. Hunter, our Chief Executive Officer, and Jeffery P. Kennedy, our Chief Operating Officer and President. The loss of the services of one or more of these individuals could delay or prevent us from achieving our objectives.
The interests of our current shareholders will be diluted if we seek additional equity financing in the future, and any debt financing that we seek in the future will expose us to the risk of default and insolvency.
     We are dependent on our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. The Company’s marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them. Although management believes it can obtain additional financing, there is no certainty that it can. Any equity financing may involve dilution of the interests of our current shareholders, and any debt financing would subject us to the risks associated with leverage, including the possible risk of default and insolvency.

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
We may not have adequate protection of our intellectual property, which could result in a reduction in our revenue if our competitors are able to use our intellectual property or if we lose our rights to the NightHunter II or SuperVision patent application.
     We own the rights to seven patents (or allowed patent applications) and four patent pending applications relating to the design and configuration of our xenon illumination technology and digital lowlight viewing and one patent for our night vision product. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. No assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
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
     To date, all of our revenues have been generated from the sales of our three NightHunter illumination system products (the NightHunter One, NightHunter II and NightHunter ext), related accessories and SuperVision. In addition to the three NightHunter models and SuperVision, we have started marketing the new NightHunter 3 and have done early stage marketing on tactical illumination. The profitability and viability of our company is dependent upon our continued ability to sell, manufacture and ship our three illumination models and SuperVision, then bringing NightHunter 3 into production, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.

     Further, our future growth and profitability will depend on our ability to both successfully expand NightHunter and to develop and commercially release SuperVision and other products. While our goal is to develop and commercialize a line of ultra-high intensity illumination systems, and digital low-light viewing devices, new products will require substantial expenditures of money for development and advertising. There is no guarantee that the market will accept these new products. If we are unable to develop and release other products, the future of this company will depend on the commercial success of our existing three NightHunter products and SuperVision.
Because we depend on a single manufacturer to make our NightHunter II products, any failure by the manufacturer to honor its obligations to us will impair our ability to deliver our products to customers.
     In January 2003, we entered into a three-year manufacturing agreement with PerkinElmer, a global provider of products and services to, among others, the optoelectronics industries, for the manufacture of NightHunter II products. In the absence of termination notification by either party, the agreement will automatically renew for a twelve-month term.
     Under this agreement, PerkinElmer is the sole and exclusive manufacturer of the NightHunter II products, and we are not permitted to engage any other manufacturer. In addition PerkinElmer is responsible for testing, packaging, maintaining product inventories, and shipping the NightHunter II products directly to our customers. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our principal product, the NightHunter II. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable or unwilling to fully live up to its obligations under our manufacturing agreement, we would lose the ability to manufacture and deliver our principal product until PerkinElmer recommences manufacturing, or until we obtain an alternate manufacturer. While we believe that we could replace PerkinElmer in such an event, any such event would adversely affect our operations and financial results during the period in which we transitioned to another manufacturer.
Risks Related to Our Common Stock
You may be unable to sell your shares at an adequate price or at all.
     There is no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, there is no assurance that you will be able to sell your shares at or near ask prices or at all.
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
     Our articles of incorporation contain certain provisions that could impede a non-negotiated change in control. In particular, without shareholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, which takeover or change of control could be at a premium to the then-current stock price.

The future issuance of additional common and preferred stock could dilute existing shareholders.
     We are currently authorized to issue up to 50,000,000 shares of common stock. To the extent that common shares are available for issuance, our board of directors has the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing shareholders.
     We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without shareholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred shareholders could adversely affect the rights of holders of common stock by:
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
The exercise of outstanding stock options and warrants would dilute the ownership interests of our existing shareholders.
     There are currently outstanding stock options and warrants entitling the holders to purchase 5,679,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.25 per share to $8.00 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrantholders would significantly dilute the ownership interests of our existing shareholders.
Future sales of common stock by our existing shareholders and option and warrantholders could cause our stock price to decline.
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

ITEM 7. FINANCIAL STATEMENTS
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
XENONICS HOLDINGS, INC.

REPORT OF CURRENT INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheet of Xenonics Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiary as of September 30, 2007, and the consolidated results of their operations and their consolidated cash flows for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
Singer Lewak Greenbaum & Goldstein LLP
Irvine, CA
December 17, 2007

REPORT OF FORMER INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Xenonics Holdings, Inc. and subsidiary (the “Company”) for the year ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Xenonics Holdings, Inc. and subsidiary for the year ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses and not generated cash flows from operating activities for the year ended September 30, 2006 and had an accumulated deficit at September 30, 2006. The Company’s continued existence is dependent on the Company’s ability to increase sales and obtain additional equity and/or debt financing to support planned operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Eisner LLP
New York, New York
November 16, 2006

CONSOLIDATED BALANCE SHEET

September 30,
Rounded in thousands	2007
Assets

Current assets:
Cash	$2,388,000
Accounts receivable, net of allowance for doubtful accounts of $71,000	305,000
Inventories, net	2,635,000
Other current assets	365,000

Total Current Assets	5,693,000

Equipment, furniture and leasehold improvements at cost, less accumulated depreciation of $108,000	215,000

Total Assets	$5,908,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$892,000
Accrued expenses	123,000
Accrued payroll and related taxes	151,000

Total Current Liabilities	1,166,000

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000,000 shares authorized, 19,952,000 shares issued and 19,839,000 shares outstanding	20,000
Additional paid-in capital	23,341,000
Accumulated deficit	(18,313,000)

5,048,000
Less treasury stock, at cost, 113,000 shares	(306,000)

Total Shareholders’ Equity	4,742,000

Total Liabilities and Shareholders’ Equity	$5,908,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2007	2006
Revenue	$4,984,000	$4,833,000
Cost of goods sold	2,366,000	2,048,000

Gross profit	2,618,000	2,785,000

Selling, general and administrative	6,007,000	3,714,000
Engineering, research and development	713,000	576,000

Loss from operations	(4,102,000)	(1,505,000)

Other income (expense):
Interest income	71,000	26,000
Interest expense	(1,000)	(4,000)
Other (expense) / income	—	(3,000)

Loss before provision for income taxes	(4,032,000)	(1,486,000)

Income tax provision	2,000	2,000

Loss before minority interest	(4,034,000)	(1,488,000)
Minority interest	—	—

Net loss	$(4,034,000)	$(1,488,000)

Net loss per share:
Basic and diluted	$(0.22)	$(0.09)

Weighted average shares outstanding
Basic and diluted	18,016,000	16,044,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated	Subscription
	Common Stock		Treasury Stock		Paid-In Capital	Deficit	Receivable	Total
Rounded in thousands	Shares	Amount	Shares	Amount
Balances at September 30, 2005	15,686,000	$16,000	(113,000)	$(306,000)	$14,847,000	$(12,791,000)	$—	$1,766,000

Warrants exercised	218,000				136,000			136,000
Issuance of common stock in private placement, net of offering costs of $115	1,000,000	1,000			1,534,000		(650,000)	885,000
Compensation charge for stock options issued to employees and directors					560,000			560,000
Issuance of warrants for services					541,000			541,000
Net loss						(1,488,000)		(1,488,000)

Balances at September 30, 2006	16,904,000	$17,000	(113,000)	$(306,000)	$17,618,000	$(14,279,000)	$(650,000)	$2,400,000

Proceeds from subscription receivable							650,000	650,000
Issuance of common stock in private placements, net of offering costs of $40,000	2,289,000	2,000			4,008,000			4,010,000
Warrants and stock options exercised	759,000	1,000			586,000			587,000
Compensation charge for stock options issued to employees and directors					1,074,000			1,074,000
Issuance of warrants for services					55,000			55,000
Net loss						(4,034,000)		(4,034,000)

Balances at September 30, 2007	19,952,000	$20,000	(113,000)	$(306,000)	$23,341,000	$(18,313,000)	$—	$4,742,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Years ended September 30,
Rounded in thousands	2007	2006
Cash flows from operating activities:
Net loss	$(4,034,000)	$(1,488,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39,000	13,000
Compensation charge for stock options issued to employees and directors	1,074,000	560,000
Issuance of warrants for services	55,000	541,000
Changes in operating assets and liabilities:
Accounts receivable	1,889,000	(1,981,000)
Inventories	(2,030,000)	601,000
Other current and non-current assets	(244,000)	(14,000)
Accounts payable and accrued expense	331,000	(47,000)
Accrued payroll and related taxes	27,000	10,000
Other current liabilities	143,000	2,000

Net cash used in operating activities	(2,750,000)	(1,803,000)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(208,000)	(9,000)

Net cash used for investing activities	(208,000)	(9,000)

Cash flows from financing activities:
Proceeds from subscription receivable	650,000	—
Net proceeds from issuance of common stock net of expenses	4,010,000	885,000
Proceeds in connection with the exercise of options and warrants	587,000	136,000

Net cash provided by financing activities	5,247,000	1,021,000

Increase (decrease) in cash	2,289,000	(791,000)
Cash, beginning of period	99,000	890,000

Cash, end of period	$2,388,000	$99,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$1,000	$4,000

Non-cash transactions:
Subscription receivable	$—	$650,000

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
     In July 2003, Xenonics completed a reorganization with Digital Home Theater Systems, Inc. (DHTS), a Nevada corporation that had previously operated as a multimedia service provider. DHTS had discontinued operations in 1999. In connection with the transaction, DHTS acquired 100% of Xenonics. Upon the closing of the reorganization, DHTS changed its name to Xenonics Holdings, Inc. (Holdings), together with Xenonics, collectively, the “Company”. The transaction was accounted for as a recapitalization of Xenonics with an issuance of common stock for cash. Although Holdings was the legal acquirer in the transaction, Xenonics was the accounting acquirer and, as such, its historical financial statements will continue. No goodwill was recorded as a result of the transaction.
     On December 14, 2004, one warrant holder of Xenonics exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, the Company currently owns 98.6% of the issued and outstanding capital stock of Xenonics. The minority interest in the consolidated financial statements represents the minority shareholder’s proportionate share of equity in Xenonics. All significant inter-company items have been eliminated upon consolidation.
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
     Equipment, Furniture and Leasehold Improvements — Equipment, furniture and leasehold improvements are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Expenditures for repairs and maintenance are charged to operations as incurred.
     Long-Lived Assets - The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. For the years ended September 30, 2007 and 2006 the Company determined that no impairment reserve was necessary.
     Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash, accounts receivable and accrued expenses, approximate their fair value due to the short-term nature of these items.
     Accounts Receivable – The Company provides for the possibility of customers inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In circumstances where the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2007, the allowance for doubtful accounts was $6,000. The Company allows its customers to return damaged or defective products to it following a customary return merchandize authorization process. The Company has no informal return policies. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2007, the allowance for sales returns was $65,000.

     Inventories - Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing a excess inventory reserve. As of September 30, 2007 the Company determined that no reserve was required. As of September 30, 2006 the Company had a reserve for obsolescence of $1,171,000. All of the products included in that reserve were sold during the year ended September 30, 2007.
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
     Advertising Costs – Advertising costs are expensed as incurred. For the years ended September 30, 2007 and 2006, advertising expense was approximately $534,000 and $124,000, respectively.
     Industry Segment - The Company operates in one industry segment, which includes security lighting and night vision systems. A breakdown of our revenues is as follows:

	For the years ended
	September 30,
	2007	2006

US Government	79%	96%
Commercial (SuperVision product)	15%	—%
International	3%	2%
Other	3%	2%

	100%	100%

     Cost of Goods Sold - Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs related to outside production of product through an exclusive manufacturing agreement.
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
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the years ended
	September 30,
	2007	2006

Shares outstanding, beginning	16,791,000	15,573,000
Weighted average shares issued	1,225,000	471,000

Weighted average shares outstanding — Basic	18,016,000	16,044,000
Effect of dilutive securities (stock options and warrants)	—	—

Weighted average shares outstanding — diluted	18,016,000	16,044,000

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2007	2006

Stock options and warrants	5,679,000	5,154,000

     Research and Development - Engineering, research and development costs are expensed as incurred. Substantially all engineering, research and development expenses are related to new product development and designing improvements in current products.
     Stock Options - Prior to September 30, 2006, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.
     In December 2004, the Financial Accounting Standards Board issued SFAS 123(R), “Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123(R), as amended by SFAS 178. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
     Recent Accounting Pronouncements
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment to FASB Statements No. 133 and 140,” which simplifies the accounting for certain hybrid financial instruments containing embedded derivatives, and amends SFAS No. 140, to eliminate certain restrictions on passive derivative financial instruments that a qualifying special-purpose entity can hold. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS 155 did not have a material impact on the Company’s financial statements.
     In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140,” which simplifies the accounting for assets and liabilities arising from loan servicing contracts. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 did not have a material impact on the Company’s financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” and defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect adoption of SFAS 157 to have a material impact on the Company’s financial statements.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans —an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet, and requires the change in funded status to be recognized in other comprehensive income. SFAS 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS 158 did not have a material impact on the Company’s financial statements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that, based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Although early adoption is permitted, the Company has not adopted FIN 48 and believes that the adoption of FIN 48 will not have a material impact on the Company’s results of operations and financial position.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 “ (“SFAS 159”).  This standard amends FASB Statement No. 115, “ Accounting for Certain Investment in Debt and Equity Securities ,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted for as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.
3. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,
	Useful Lives	2007
Computer equipment and software	5	$283,000
Furniture and leasehold improvements	7	40,000

		323,000
Less: accumulated depreciation and amortization		(108,000)

		$215,000

4. INVENTORIES
Inventories were comprised of:

September 30,
2007
Raw materials	$805,000
Work in process	228,000
Finished goods	1,602,000
Reserve for obsolescence	—

$2,635,000

5. SHAREHOLDERS’ EQUITY
     The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.
Common Stock -
     In April 2006, the Company raised $1,650,000 through the private sale of 1,000,000 shares of common stock, together with 250,000 Class A warrants and 250,000 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.20 per share and the Class B at $3.20 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the warrants upon certain conditions. Xenonics filed a registration statement with the SEC to register the resale of the 1,000,000 shares and the shares of common stock underlying the warrants that became effective on June 20, 2006. In April 2006, the Company received net proceeds of $885,000 and a promissory note of $650,000 originally due July 13, 2006 or 30 days after the effective date of the registration statement. The Company agreed to extend the due date of the note to March 1, 2007. The Company received the net proceeds of the $650,000 promissory note plus accrued interest in December 2006.

     In February 2007, the Company raised $2,000,000 through the private sale of 1,000,000 shares of common stock, together with 300,000 Class A warrants and 300,000 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B warrants at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 100,000 shares of common stock and 30,000 Class A and 30,000 Class B warrants similar to the investor.
     In September 2007, the Company raised $2,050,000 through the private sale of 1,025,000 shares of common stock, together with 308,000 Class A warrants and 308,000 Class B warrants. These warrants have an exercise period of five years. The Class A warrants are exercisable at $2.75 per share and the Class B warrants at $3.25 per share. The Class B warrants do not vest unless all the Class A warrants are exercised. The Company can redeem the Class A warrants upon certain conditions. The placement agent for the transaction received 164,000 shares of common stock and 49,000 Class A and 49,000 Class B warrants similar to the investors.
6. INCOME TAXES
     The provision for income taxes is summarized below:

	For the years ended
	September 30,
	2007	2006

Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(1,416,000)	(561,000)
State	(274,000)	(127,000)

	(1,690,000)	(688,000)
Valuation allowance	1,690,000	688,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended
	September 30,
	2007	2006

Inventory reserve	$—	$466,000
Allowance for doubtful accounts	71,000
Stock compensation expense	665,000	468,000
Warrant expense	390,000	369,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	(14,000)	(21,000)
R&D credit	333,000	237,000
Other	61,000	56,000
Net operating loss carry-forwards	5,265,000	3,435,000

	6,772,000	5,011,000
Valuation allowance	(6,772,000)	(5,011,000)

Net deferred tax asset	$—	$—

     As of September 30, 2007, the Company had federal and state net operating loss (NOL) carry-forwards of $13,550,000 and $11,271,000, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(6,772,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended
	September 30,
	2007	2006

Federal statutory rate	(34.01%)	(34.00%)
State income taxes, net of federal income tax benefit	(5.83%)	(5.81%)
Change in valuation allowance	41.91%	45.8%
R&D credit carry-forward	(2.38%)	5.62%
Other	0.35%	0.25%

	0.04%	(0.12%)

7. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised his warrant to purchase 125,000 shares of Xenonics, Inc. As a result, Xenonics Holdings, Inc. currently owns 98.6% of the issued and outstanding capital stock of Xenonics, Inc. The minority interest in net loss for the year ended September 30, 2007 exceeded the minority interest investment and therefore is shown at zero.
8. SAVINGS PLAN
     On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2007 and 2006, the Company made no matching contributions.
9. COMMITMENTS AND CONTINGENCIES
     Leases - The Company leases its facility under a non-cancelable operating lease through October 2008. The agreement requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $148,000 and $145,000 for the years ended September 30, 2007 and 2006, respectively.
     Minimum future obligations for these leases total $111,000 and $9,000 for the years ending September 30, 2008 and 2009, respectively.
     Purchase Agreement with PerkinElmer, Inc. — In January 2003, the Company entered into a three-year exclusive manufacturing agreement with PerkinElmer, Inc. (PE) for the manufacture of one of its major products. PE has agreed to manufacture the ordered product in accordance with the Company’s specifications and under price terms, quality control and workmanship standards as set out in the agreement. In the absence of termination notification by either party, the agreement will automatically renew for a twelve month term. While the agreement expires in January 2008, there are no current commitments and the Company is negotiating a new agreement for future production.
     Employment Agreements — In July 2003, the Company’s officers, the Chairman (Chief Executive Officer at that time) and Chief Operating Officer, who are also shareholders and directors of the Company, entered into employment agreements retroactive to January 1, 2003.
     One agreement was for two years which ended on December 31, 2004, while the other was for twelve months which ended on December 31, 2003. Both agreements provide for base compensation of $180,000 per year and are automatically renewed with increases tied to CPI. Except for a termination other than for cause, both agreements include severance packages that require the Company to pay any remaining compensation through the term of the agreement and provide for liquidating damages of an additional amount equal to the remaining compensation through the term of the agreement.
     Litigation - The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleges that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants. Plaintiff alleges that had he been a Xenonics shareholder prior to the effective date, his shares would have been exchanged as a result of the transaction for shares of

DHTS and therefore he could have sold the resulting shares for a profit he alleges to be more than $1,000,000. Plaintiff further asserts that after the transaction was effective, Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. The Company denies the allegations of the complaint and intends to vigorously defend the action. Discovery is now substantially complete. The Court has determined that there are issues of fact that preclude dismissing the action on summary judgment and the case is expected to go to trail within the next year, but no trial date has been fixed.
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.
10. STOCK OPTIONS AND WARRANTS
     Stock Options - On October 1, 2006 the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaced SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Prior to October 1, 2006, the Company used the fair value based method of accounting for share-based compensation provided to employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, therefore adoption of SFAS 123R had no effect on the financial statements.
     In July 2003, the Company’s Board of Directors adopted a stock option plan in connection with the reorganization (Note 1, Operations and Other Organizational Matters). Under the 2003 Option Plan, options to purchase up to 1,500,000 new shares of common stock are available for employees, directors, and outside consultants. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan have vesting periods ranging from immediate to three years.
     In December 2004, the Company’s Board of Directors adopted a 2004 stock incentive plan. The Company may issue up to 1,500,000 new shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300,000 shares of common stock. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2004 Option Plan have vesting periods ranging from immediate to three years.
      The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted under both plans in the years ended September 30, 2007 and 2006.

	For the years ended
	September 30,
	2007	2006
Risk-free interest rate	4.60% - 4.87%	4.37% - 4.43%
Expected life (in years)	4	3
Dividend yield	0.0%	0.0%
Expected volatility	99% - 111%	103 - 104%
Weighted-average volatility	104%	103%
     Expected volatility is determined based on historical volatility. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense recognized is based on the options ultimately expected to vest, reduced by estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimated. No forfeitures were estimated based on the Company’s historical experiences

     A summary of the Company’s stock option activity for both plans as of September 30, 2007, and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Contractual
	Stock	Average	Term in	Aggregate
	Options	Exercise Price	Years	Intrinsic Value
Outstanding at October 1, 2005	1,635,000	$2.56
Granted	106,000	$1.72
Exercised	—
Forfeited or Expired	(15,000)	$3.75

Outstanding at September 30, 2006	1,726,000	$2.50	4.17	$542,000
Granted	700,000	$2.26	4.14
Exercised	(36,000)	$1.62
Forfeited or Expired	(402,000)	$2.06	—

Outstanding at September 30, 2007	1,988,000	$2.52	3.75	$758,000

Exercisable at September 30, 2007	1,289,000	$2.44	3.47	$753,000

*  The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.08 at September 30, 2007. During the year ended September 30, 2007, the aggregate intrinsic value of options exercised under the Company’s stock option plans as of the dates of the option exercises was $21,000.
     The weighted-average grant-date fair value of options granted during the year ended September 30, 2007 was $1.55 and $1.12 for options granted during the year ended September 30, 2006.
     A summary of the status of the Company’s non-vested stock options as of September 30, 2007, and changes during the year ended September 30, 2007, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value

Non-vested at October 1, 2006	744,000	$1.21
Granted	700,000	$1.55
Forfeited or Exercised	(372,000)	$0.52
Vested	(373,000)	$1.79

Non-vested at September 30, 2007	699,000	$1.72

     As of September 30, 2007, there was $208,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans.  That cost is expected to be recognized over a weighted-average period of 0.51 years.  The total fair value of shares vested during the year ended September 30, 2007, was $667,000.
     Total compensation expense related to outstanding stock options for the years ended September 30, 2007 and 2006 was $1,074,000 and $560,000, respectively.
     In August 2006, the Company granted a total of 450,000 new stock options to four officers. These options vest only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2008. As of September 30, 2007 no expense has been recorded because it has not been determined that the achievement of these milestones is probable.
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

Accordingly, the Company recorded as selling, general and administrative expenses, $353,000 of non-cash compensation expense related to such modification.
     The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2007:

		Options Outstanding		Options Exercisable
		At September 30, 2007		at September 30, 2007
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.25 – $1.00	545,000	4.50	$0.71	545,000	$0.71
$1.87 – $2.85	634,000	4.75	$2.34	95,000	$2.31
$3.50 – $3.80	769,000	2.42	$3.78	609,000	$3.78
$5.75 – $6.00	40,000	3.23	$5.91	40,000	$5.91

	1,988,000	3.75	$2.52	1,289,000	$2.44

     Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, shareholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
     A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding-beginning of period	3,428,000	$1.51	2,646,000	$1.19
Issued	1,424,000	$2.95	2,313,000	$2.07
Exercised	(724,000)	$0.73	(218,000)	$0.63
Canceled	(437,000)	$2.00	(1,313,000)	$2.00

Outstanding-end of period	3,691,000	$2.16	3,428,000	$1.51

Exercisable-end of period	2,729,000	$1.79	3,178,000	$1.38

     The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2007:

	Warrants Vested and Exercisable
	at September 30, 2007
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price

$0.60 – $1.04	1,045,000	0.79	$0.68
$1.05 – $2.20	872,000	3.48	$1.71
$2.21 – $5.04	687,000	4.67	$2.75
$5.05 – $8.00	125,000	1.91	$6.41

	2,729,000	2.68	$1.79

11. SUBSEQUENT EVENTS
     On November 13, 2007 we announced that we had received new purchase orders totaling approximately $4,000,000 for our NightHunter high-intensity illumination devices.
     The purchase orders included approximately $3,200,000 from the U.S. Army for our NightHunter II systems and purchase orders for approximately $800,000 from Aardvark Tactical, Inc. (ATI) for NightHunter One devices to be included in ATI’s force protection integration projects for the U.S. military. These orders are in addition to a $1,500,000 NightHunter One order from Aardvark we announced in September 2007. We also stated that we expect significant additional orders as part of this ‘program of record’ with Aardvark.
     We expect to begin making deliveries for these purchase orders beginning in the first quarter of our fiscal year ending September 30, 2008.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable
ITEM 8A. CONTROLS AND PROCEDURES
     Disclosure Controls
     Pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.
     Changes in Internal Control Over Financial Reporting
     The Chief Executive Officer and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the ended September 30, 2007, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.
     The Company is not an “accelerated filer"(i.e. the Company’s public float is less than $75 million) for the fiscal year 2007; hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ended September 30, 2008. Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures.
     Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended September 30, 2007, the Company identified material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the Company in a timely manner.” Management is currently taking steps to correct these material weaknesses through changes in procedures and personnel.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE ; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
ITEM 10. EXECUTIVE COMPENSATION
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization between Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 23, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics, Inc. and SM/CT Partners, L.P., dated August 16, 2000 (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.2	1st Amendment to Lease Agreement, dated July 21, 2004, between Bay West Equities Carlsbad Research Center, LLC and Xenonics, Inc. (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.3	PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004; the Commission has granted confidential treatment to selected portions of this document).

10.4	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.6	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.8	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.9	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.10	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.11	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.12	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.13	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

Exhibit
Number	Description
10.14	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.15	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers on July 23, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.16	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.17	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.18	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.19	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.20	Warrant, dated September 5, 2006, issued by Xenonics Holdings, Inc. to Third Coast Marketing, LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.21	Form of Selling Shareholder and Securities Purchase Agreement, dated as of January 17, 2005, entered into by and among Xenonics Holdings, Inc. and the Selling Shareholders and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.22	Form of Registration Rights Agreement, dated as of January 17, 2005, entered into among Xenonics Holdings, Inc. and the Selling Shareholders and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.23	Consulting Agreement dated as of September 5, 2006 between Xenonics Holdings, Inc. and Third Coast Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.24	Securities Purchase Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.25	Registration Rights Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.26	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.27	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.28	Engagement Letter dated January 25, 2007 between Xenonics Holdings, Inc. and Granite Financial Group, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

Exhibit
Number	Description
10.29	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.30	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.31	Securities Purchase Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.32	Registration Rights Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.33	Form of “A Warrant” and “B Warrant” issued by Xenonics Holdings, Inc. on September 21, 2007 to Gemini Master Fund, Ltd. and the other purchasers named in the Securities Purchase Agreement dated as of September 21, 2007 for the purchase of 615,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.34	Form of “A Warrant” and “B Warrant” issued by Xenonics Holdings, Inc. to Granite Financial Group, Inc. for the purchase of 98,400 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of Singer Lewak Greenbaum & Goldstein LLP

23.2	Consent of Eisner LLP.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.
	By:	/s/ Charles W. Hunter
Date: December 18, 2007		Charles W. Hunter
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman	Chairman of the Board	December 18, 2007
Alan P. Magerman

/s/ Charles W. Hunter	Chief Executive Officer	December 18, 2007
Charles W. Hunter	(Principal Executive Officer)

/s/ Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 18, 2007
Jeffrey P. Kennedy

/s/ Richard S. Kay	Chief Financial Officer (Principal Financial	December 18, 2007
Richard S. Kay	Officer and Principal Accounting Officer)

/s/ Robert Petersen	Director
Robert Petersen		December 18, 2007

/s/ Robert Buie	Director
Robert Buie		December 18, 2007

/s/ Eli Shapiro	Director
Eli Shapiro		December 18, 2007