Form 10QSB
period 2007-12-31
Xenonics Holdings, Inc.
filed 2008-02-12
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification Number)

2236 Rutherford Road, Suite 123 Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (760) 448-9700
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of January 31, 2008, the registrant had outstanding 19,838,839 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2007	2007
rounded in thousands, except par value	(unaudited)

Assets
Current Assets:
Cash	$334,000	$2,388,000
Accounts receivable, net	3,326,000	305,000
Inventories	1,924,000	2,635,000
Other current assets	409,000	365,000

Total Current Assets	5,993,000	5,693,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $121,000 and $108,000	202,000	215,000

Total Assets	$6,195,000	$5,908,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$772,000	$892,000
Accrued expenses	105,000	123,000
Accrued payroll and related taxes	178,000	151,000

Total Current Liabilities	1,055,000	1,166,000

Commitments and contingencies (Note 8)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000 shares authorized as of December 31, 2007 and September 30, 2007; 19,952,000 shares issued as of December 31, 2007 and September 30, 2007; 19,839,000 shares outstanding as of December 31, 2007 and September 30, 2007	20,000	20,000

Additional paid-in capital	23,427,000	23,341,000
Accumulated deficit	(18,001,000)	(18,313,000)

	5,446,000	5,048,000
Less treasury stock, at cost, 113,000 shares as of December 31, 2007 and September 30, 2007	(306,000)	(306,000)

Total Shareholders’ Equity	5,140,000	4,742,000

Total Liabilities and Shareholders’ Equity	$6,195,000	$5,908,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2007	2006
rounded in thousands, except per share amounts	(unaudited)

Revenues	$3,561,000	$916,000
Cost of goods sold	1,806,000	202,000

Gross profit	1,755,000	714,000
Selling, general and administrative	1,317,000	974,000
Engineering, research and development	139,000	159,000

Income (loss) from operations	299,000	(419,000)

Other income/(expense):
Interest income	13,000	14,000
Interest expense	—	(1,000)

Income (loss) before provision for income taxes	312,000	(406,000)
Income tax provision	—	—

Net income (loss)	$312,000	$(406,000)

Net income (loss) per share:
Basic	$0.02	$(0.02)
Fully-diluted	$0.01	$(0.02)

Weighted average shares outstanding:
Basic	19,839,000	16,875,000
Fully-diluted	20,997,000	16,875,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2007	2006
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net income (loss)	$312,000	$(406,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,000	4,000
Provision for bad debts	(21,000)	—
Non-cash compensation to employees and directors	84,000	248,000
Non-cash compensation to consultants	2,000	33,000
Changes in operating assets and liabilities:
Accounts receivable	(3,000,000)	1,522,000
Inventories, net	711,000	(82,000)
Other current assets	(44,000)	(266,000)
Accounts payable	(120,000)	(139,000)
Accrued expenses	(18,000)	(1,000)
Accrued payroll and related taxes	27,000	53,000

Net cash provided by (used in) operating activities	(2,054,000)	952,000

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	—	(34,000)

Net cash used in investing activities	—	(34,000)

Cash flows from financing activities:
Proceeds in connection with the exercise of warrants	—	196,000
Proceeds in connection with stock subscription	—	650,000

Net cash provided by financing activities	—	846,000

Net increase (decrease) in cash	(2,054,000)	1,778,000
Cash, beginning of period	2,388,000	99,000

Cash, end of period	$334,000	$1,877,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$1,000
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNUADITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(rounded in thousands)
1. BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2007 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-KSB filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
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
2. REVENUE RECOGNITION
     The Company recognizes revenue net of discounts upon shipment and when it has evidence that arrangements exist, the price to the buyer is fixed through signed contracts or purchase orders and collection is reasonably assured. Customers do not have the right to return product unless it is damaged or defective.
3. EARNINGS PER SHARE
     Earnings per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants.

     The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

Three Months Ended
December 31, 2007

Numerator: Net income	$312,000

Denominator:
Denominator for basic earnings per share — weighted average shares	19,839,000
Effect of dilutive securities
Effect of dilutive securities
Employee stock options	1,158,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	20,997,000

Basic earnings per share	$0.02

Diluted earnings per share	$0.01

     For the three months ended December 31, 2006, the fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.
     Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended December 31, 2007, the number of shares excluded was 3,432,000.
     Since their effect would have been, anti-dilutive, 1,495,000, stock options and warrants to purchase shares of common stock have been excluded from the computation of diluted net loss per share for the three months ended December 31, 2006.
4. INVENTORIES
Inventories were comprised of :

	December 31,	September 30,
	2007	2007
	(unaudited)

Raw materials	$904,000	$805,000
Work in process	231,000	228,000
Finished goods	789,000	1,602,000

	$1,924,000	$2,635,000

5. USE OF ESTIMATES
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

6. STOCK BASED COMPENSATION
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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the three months ended December 31, 2007 and 2006:

	For the Three Months
	Ended December 31,
	2007	2006
Risk-free interest rate	4.16%	4.60%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	105%	99%
Weighted-average volatility	105%	99%
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

     A summary of the Company’s stock option activity as of December 31, 2007, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value *

Outstanding at October 1, 2007	1,988,000	$2.52	3.75
Granted	25,000	$2.02	4.76
Exercised	—	—	—
Forfeited or Expired	—	—	—

Outstanding at December 31, 2007	2,013,000	$2.52	3.51	$716,000

Exercisable at December 31, 2007	1,352,000	$2.48	3.16	$714,000

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $2.01 at December 31, 2007.
     A summary of the status of the Company’s non-vested stock options as of December 31, 2007, and changes during the three months ended December 31, 2007, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2007	699,000	$1.72
Granted	25,000	$1.47
Forfeited or Expired	—	—
Vested	(63,000)	$1.60

Non-vested at December 31, 2007	661,000	$1.73

     As of December 31, 2007, there was $158,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.57 years. The total fair value of shares vested during the three months ended December 31, 2007 was $100,000.
     Total compensation expense related to outstanding options for the three months ended December 31, 2007 and 2006 was $84,000 and $248,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when number of warrants, their exercise price and other terms became certain.
     At December 31, 2007 and 2006, 3,691,000 and 2,722,000 warrants were outstanding and 2,754,000 and 2,447,000 warrants were vested, respectively.
     Total compensation expense related to outstanding warrants for the three months ended December 31, 2007 was $2,000. For the three months ended December 31, 2006 compensation expense was $33,000.

7. INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at December 31, 2007. As of December 31, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
     SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.
8. CONTINGENCIES AND OTHER MATTERS
     The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible for us to predict with any certainty the outcome of pending disputes, and we cannot predict whether any liability arising from pending claims and litigation will be material in relation to our consolidated financial position or results of operations.
9. SUBSEQUENT EVENT
     On January 25, 2008, the Company and Bryant Park Capital (“BPC”) entered into a letter agreement pursuant to which the Company engaged BPC to act as its exclusive financial advisor and consultant in connection with a possible merger, acquisition or other similar transaction. The agreement may be terminated by BPC or the Company after four months upon prior written notice of at least thirty days. A principal of BPC is the son of Alan Magerman, the Company’s Chairman of the Board of Directors.
     Under the agreement, the Company will pay BPC a monthly fee of $10,000. If the Company enters into a transaction of the type specified in the agreement, the Company will be obligated to pay BPC a transaction fee that will be determined based upon the size of the transaction, provided that the minimum transaction fee will be $100,000 and provided that up to $40,000 of monthly fees previously paid by the Company will be offset against the transaction fee owed by the Company.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (rounded in thousands)
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
Results of Operations
Three-months ended December 31, 2007 compared to the three-months ended December 31, 2006
     Revenues: We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our new SuperVision night vision product to various customers.
     Revenues for the quarter ended December 31, 2007 were $3,561,000 compared to revenues of $916,000 for the quarter ended December 31, 2006. In the 2007 quarter, 92% of revenue was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 83% of revenue to the military market in the same quarter of the prior year.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 49% and 78% for the quarter ended December 31, 2007 and 2006, respectively. The gross profit percentage was positively impacted in the 2006 quarter by sales of the NightHunter II product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2006 quarter of the excess inventory reserve related to the sale of NightHunter II product was $358,000. As of June 30, 2007 all of the excess inventory of the NightHunter II products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $343,000 to $1,317,000 for the quarter ended December 31, 2007 as compared to $974,000 for the quarter ended December 31, 2006. The increase is primarily attributed by increases in compensation from hiring new sales personnel and consulting costs of $102,000; $389,000 for trade show, advertising, marketing and travel expenses offset by a decrease in non-cash compensation expenses for stock options and warrants of $195,000.

     Engineering, Research & Development: Engineering, research and development expenses were $139,000 for the quarter ended December 31, 2007 compared to $159,000 for the quarter ended December 31, 2006. Higher outside engineering expenses were offset by lower compensation costs and legal expenses for patent filings.
     Net Income (Loss): Significantly higher sales in the current quarter accounted for net income of $312,000 compared to a net loss of $406,000 for the prior year quarter.
     Liquidity and Capital Resources
     As of December 31, 2007, the Company had working capital of $4,939,000 and a current ratio of 5.7 to 1 as compared to working capital of $4,527,000 and a current ratio of 4.88 to 1 as of September 30, 2007.
     Our net income of $312,000 for the three months ended December 31, 2007 positively impacted cash. Higher sales in the quarter increased accounts receivable by $3,000,000 and decreased inventories by $711,000. The majority of the receivables were collected after the end of the quarter. Non-cash compensation expense for options to employees and issuance of warrants to consultants during the first three months of the current fiscal year were $86,000. Cash used by operating activities totaled $2,054,000 for the three months ended December 31, 2007. There were no cash flows from investing and financing activities during the current quarter.

ITEM 3.	CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of’ our disclosure controls and procedures as of the end of the most recent fiscal quarter covered by this report.
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
There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has taken steps to correct these material weaknesses through changes in procedures and personnel.

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

XENONICS HOLDINGS, INC.
Date: February 12, 2008	By:	/s/ Charles W. Hunter
Charles W. Hunter
Chief Executive Officer

Date: February 12, 2008	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer