Form 10QSB
period 2008-03-31
Xenonics Holdings, Inc.
filed 2008-05-13
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of April 30, 2008, the registrant had outstanding 19,938,839 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

 i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2008	2007
rounded in thousands, except par value	(unaudited)

Assets
Current Assets:
Cash	$149,000	$2,388,000
Investments	1,000,000	—
Accounts receivable, net	3,514,000	305,000
Inventories	1,719,000	2,635,000
Other current assets	353,000	365,000

Total Current Assets	6,735,000	5,693,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $135,000 and $108,000	188,000	215,000

Total Assets	$6,923,000	$5,908,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$1,107,000	$892,000
Accrued expenses	162,000	123,000
Accrued payroll and related taxes	150,000	151,000

Total Current Liabilities	1,419,000	1,166,000

Contingencies (Note 10)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2008 and September 30, 2007; 20,052,000 shares issued as of March 31, 2008 and 19,952,000 issued as of September 30, 2007; 19,939,000 shares outstanding as of March 31, 2008 and 19,839,000 outstanding as of September 30, 2007	20,000	20,000

Additional paid-in capital	23,568,000	23,341,000
Accumulated deficit	(17,778,000)	(18,313,000)

	5,810,000	5,048,000
Less treasury stock, at cost, 113,000 shares as of March 31, 2008 and September 30, 2007	(306,000)	(306,000)

Total Shareholders’ Equity	5,504,000	4,742,000

Total Liabilities and Shareholders’ Equity	$6,923,000	$5,908,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
rounded in thousands, except per share amounts	(unaudited)		(unaudited)

Revenues	$3,622,000	$1,646,000	$7,182,000	$2,562,000
Cost of goods sold	1,944,000	339,000	3,750,000	541,000

Gross profit	1,678,000	1,307,000	3,432,000	2,021,000
Selling, general and administrative	1,270,000	1,352,000	2,586,000	2,326,000
Engineering, research and development	203,000	152,000	341,000	310,000

Income (loss) from operations	205,000	(197,000)	505,000	(615,000)

Other income/(expense):
Interest income	18,000	22,000	31,000	36,000
Interest expense	—	—	—	(1,000)

Income (loss) before provision for income taxes	223,000	(175,000)	536,000	(580,000)
Income tax provision	1,000	2,000	2,000	2,000

Net income (loss)	$222,000	$(177,000)	$534,000	$(582,000)

Net income (loss) per share:
Basic	$0.01	($0.01)	$0.03	($0.03)
Fully-diluted	$0.01	($0.01)	$0.03	($0.03)

Weighted average shares outstanding:
Basic	19,869,000	17,906,000	19,896,000	17,385,000
Fully-diluted	20,932,000	17,906,000	20,904,000	17,385,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2008	2007
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net income (loss)	$534,000	$(582,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	27,000	12,000
Provision for bad debts	(21,000)	—
Non-cash compensation to employees and directors	166,000	408,000
Non-cash compensation to consultants	2,000	41,000
Changes in operating assets and liabilities:
Accounts receivable	(3,187,000)	1,841,000
Inventories	916,000	(1,467,000)
Other current assets	12,000	(215,000)
Accounts payable	214,000	340,000
Accrued expenses	11,000	(2,000)
Accrued payroll and related taxes	27,000	21,000

Net cash provided by (used in) operating activities	(1,299,000)	397,000

Cash flows from investing activities:
Purchases of investments in marketable securities	(1,000,000)	—
Purchases of equipment, furniture and fixtures	—	(199,000)

Net cash used in investing activities	(1,000,000)	(199,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of expenses		1,975,000
Proceeds in connection with the exercise of warrants	60,000	446,000
Proceeds in connection with stock subscription	—	650,000

Net cash provided by financing activities	60,000	3,071,000

Net increase (decrease) in cash	(2,239,000)	3,270,000
Cash, beginning of period	2,388,000	99,000

Cash, end of period	$149,000	$3,369,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$—	$1,000
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
2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
       Recently Adopted:
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.
       Recently Issued:
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 61 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 161 to have a material impact on the Company’s financial statements.
3. ACCOUNTING POLICY FOR INVESTMENTS IN MARKETABLE SECURITIES
     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires investment securities to be classified as held to maturity, available for sale, or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Securities available for sale are carried at fair value. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.

     As of March 31, 2008 the Company has invested in four $250,000 bonds which Auction Rate Securities. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Beginning in March 2008, each of these bonds failed at auction. Management has performed a fair value assessment of the bonds as of March 31, 2008 and believes that the Company’s current book basis approximates fair market value and that there is neither a temporary or permanent impairment of value as a result of the auction process failure. Management continues to monitor the market for these bonds for indications of impairment.
     While the principal of these bonds is not required for operations in the short term, the Company has established a bank line of credit for 75% of the principal balances, using these bonds as the sole collateral for the line. As of March 31, 2008 the Company had no borrowings under this line of credit.
4. REVENUE RECOGNITION
     The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist, the price to the buyer is fixed through signed contracts or purchase orders and collection is reasonably assured. Customers do not have the right to return product unless it is damaged or defective.
5. EARNINGS PER SHARE
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
     The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008

Numerator: Net income	$222,000	$534,000

Denominator:
Denominator for basic earnings per share — weighted average shares	19,869,000	19,896,000
Effect of dilutive securities:
Employee stock options	1,063,000	1,008,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	20,932,000	20,904,000

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

     Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three and six months ended March 31, 2008, the number of shares excluded was 3,432,000 and 3,466,000, respectively.
     For the three and six months ended March 31, 2007, the fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of 2,155,000 stock options and warrants using the treasury stock method because the effect would have been anti-dilutive.
6. INVENTORIES
Inventories were comprised of :

	March 31,	September 30,
	2008	2007
	(unaudited)

Raw materials	$939,000	$805,000
Work in process	241,000	228,000
Finished goods	539,000	1,602,000

	$1,719,000	$2,635,000

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
     The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. The following assumptions were used for options granted in the six months ended March 31, 2008 and 2007:

	For the Six Months
	Ended March 31,
	2008	2007
Risk-free interest rate	4.16%	4.60% - 4.77%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	105%	99% - 111%
Weighted-average volatility	105%	101%
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
     A summary of the Company’s stock option activity as of March 31, 2008, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term	Intrinsic Value *

Outstanding at October 1, 2007	1,988,000	$2.52	3.75
Granted	25,000	$2.02	4.51
Exercised	—	—	—
Forfeited or Expired	—	—	—

Outstanding at March 31, 2008	2,013,000	$2.52	3.26	$508,000

Exercisable at March 31, 2008	1,352,000	$2.48	2.91	$508,000

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $1.64 at March 31, 2008.
     A summary of the status of the Company’s non-vested stock options as of March 31, 2008, and changes during the six months ended March 31, 2008, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2007	699,000	$1.72
Granted	25,000	$1.47
Forfeited or Expired	—	—
Vested	(63,000)	$1.60

Non-vested at March 31, 2008	661,000	$1.73

     As of March 31, 2008, there was $79,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.32 years. The total fair value of shares vested during the six months ended March 31, 2008 was $100,000.

     Total compensation expense related to outstanding options for the three months ended March 31, 2008 and 2007 was $82,000 and $160,000, respectively. For the six months ended March 31, 2008 and 2007 compensation expense was $166,000 and $408,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Statements of Operations.
     Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
     At March 31, 2008 and 2007, 3,591,000 and 3,077,000 warrants were outstanding and 2,654,000 and 2,472,000 warrants were vested, respectively.
     There was no compensation expense related to outstanding warrants for the three months ended March 31, 2008. For the six months ended March 31, 2008 the total compensation expense was $2,000. For the three and six months ended March 31, 2007 total compensation expense was $33,000 and $41,000, respectively.
9. INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at March 31, 2008. As of March 31, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
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
     During the current year, the Company utilized their net operating loss carryforwards to reduce taxable income. In addition, permanent and temporary differences were realized reducing taxable income and the related income tax liability. Deferred tax assets and liabilities relating to inventory, compensation and depreciation recovery are the primary sources of these differences. Because management is uncertain about the Company’s ability to utilize its net deferred tax asset, it has recorded a 100% valuation allowance on these assets. As a result of the Company utilizing deferred tax assets that previously carried a valuation allowance, the Company recognized no income tax expense in the current period.

10. CONTINGENCIES
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
Results of Operations
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
     Revenues: We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our new SuperVision night vision product to various customers.
     Revenues for the quarter ended March 31, 2008 were $3,622,000 compared to revenues of $1,646,000 for the quarter ended March 31, 2007. In the second quarter of 2008, 92% of revenue was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 95% of revenue to the military market in the same quarter of the prior year.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 46% and 79% for the quarter ended March 31, 2008 and 2007, respectively. The gross profit percentage was positively impacted in the second quarter of 2007 by sales of the NightHunter II product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2007 quarter of the excess inventory reserve related to the sale of NightHunter II product was $640,000. As of June 30, 2007, all of the excess inventory of the NightHunter II products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $90,000 to $1,270,000 for the quarter ended March 31, 2008 as compared to $1,352,000 for the quarter ended March 31, 2007. The decrease is primarily attributed to lower non-cash compensation expenses for stock options of $80,000 and legal expenses of $98,000, offset by increases for trade show, advertising, marketing and travel expenses of $114,000.

     Engineering, Research & Development: Engineering, research and development expenses were $203,000 for the quarter ended March 31, 2008 compared to $152,000 for the quarter ended March 31, 2007. The increase is attributed to spending for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
     Net Income (Loss): Significantly higher sales in the current quarter accounted for net income of $222,000 compared to a net loss of $177,000 for the prior year quarter.
Six months ended March 31, 2008 compared to the six months ended March 31, 2007
     Revenues for the six months ended March 31, 2008 were $7,182,000 compared to revenues of $2,562,000 for the six months ended March 31, 2007. In the six month ended March 31, 2008, 90% of revenue was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 91% of revenue to the military market in the same six month period of the prior year.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 48% and 79% for the six months ended March 31, 2008 and 2007, respectively. The gross profit percentage was positively impacted in the 2007 quarter by sales of the NightHunter II product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2007 six month period of the excess inventory reserve related to the sale of NightHunter II product was $998,000. As of June 30, 2007 all of the excess inventory of the NightHunter II products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses increased by $260,000 to $2,586,000 for the six months ended March 31, 2008 as compared to $2,326,000 for the six months ended March 31, 2007. The increase is primarily attributed to higher compensation costs from hiring new sales personnel and consulting costs of $129,000; $527,000 for trade show, advertising, marketing and travel expenses offset by decreases in non-cash compensation expenses for stock options and warrants of $281,000 and legal expenses of $110,000.
     Engineering, Research & Development: Engineering, research and development expenses were $341,000 for the six months ended March 31, 2008 compared to $310,000 for the six months ended March 31, 2007. The increase is attributed to spending for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
     Net Income (Loss): Significantly higher sales in the current six month period accounted for net income of $534,000 compared to a net loss of $582,000 for the prior year six month period.

     Liquidity and Capital Resources
     As of March 31, 2008, the Company had working capital of $5,316,000 and a current ratio of 4.7 to 1 as compared to working capital of $4,527,000 and a current ratio of 4.9 to 1 as of September 30, 2007.
     Our net income of $534,000 for the six months ended March 31, 2008 positively impacted cash. Higher sales in this six month period increased accounts receivable by $3,187,000 and decreased inventories by $916,000. The majority of the receivables were collected after March 31, 2008. Non-cash compensation expense for options to employees and issuance of warrants to consultants during the first six months of the current fiscal year were $166,000. Cash used by operating activities totaled $1,299,000 for the six months ended March 31, 2008. Cash flows from investing and financing activities during the current six month period were $60,000 as the result of an exercise of warrants.

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

XENONICS HOLDINGS, INC.
Date: May 12, 2008	By:	/s/ Charles W. Hunter
Charles W. Hunter
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer