Form 10QSB
period 2008-06-30
Xenonics Holdings, Inc.
filed 2008-08-13
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
As of July 31, 2008, the registrant had outstanding 20,183,968 shares of its $.001 par value Common Stock.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2008	2007
rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$860,000	$2,388,000
Investments	1,000,000	—
Accounts receivable, net	1,278,000	305,000
Inventories	1,769,000	2,635,000
Other current assets	370,000	365,000

Total Current Assets	5,277,000	5,693,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $148,000 and $108,000	175,000	215,000

Total Assets	$5,452,000	$5,908,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$423,000	$892,000
Accrued expenses	188,000	123,000
Accrued payroll and related taxes	51,000	151,000

Total Current Liabilities	662,000	1,166,000

Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2008 and September 30, 2007; 20,064,000 shares issued as of June 30, 2008 and 19,952,000 issued as of September 30, 2007; 19,951,000 shares outstanding as of June 30, 2008 and 19,839,000 outstanding as of September 30, 2007	20,000	20,000

Additional paid-in capital	23,638,000	23,341,000
Accumulated deficit	(18,562,000)	(18,313,000)

	5,096,000	5,048,000
Less treasury stock, at cost, 113,000 shares as of June 30, 2008 and September 30, 2007	(306,000)	(306,000)

Total Shareholders’ Equity	4,790,000	4,742,000

Total Liabilities and Shareholders’ Equity	$5,452,000	$5,908,000

     See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$1,892,000	$1,023,000	$9,074,000	$3,585,000
Cost of goods sold	1,244,000	668,000	4,995,000	1,209,000

Gross profit	648,000	355,000	4,079,000	2,376,000
Selling, general and administrative	1,149,000	2,158,000	3,735,000	4,483,000
Engineering, research and development	289,000	175,000	630,000	486,000

Income (loss) from operations	(790,000)	(1,978,000)	(286,000)	(2,593,000)

Other income/(expense):
Interest income	7,000	26,000	39,000	62,000
Interest expense	—	—	—	(1,000)

Income (loss) before provision for income taxes	(783,000)	(1,952,000)	(247,000)	(2,532,000)
Income tax provision		—	2,000	2,000

Net income (loss)	$(783,000)	$(1,952,000)	$(249,000)	$(2,534,000)

Net income (loss) per share:
Basic	$(0.04)	($0.11)	$(0.01)	($0.14)
Diluted	$(0.04)	($0.11)	$(0.01)	($0.14)

Weighted average shares outstanding:
Basic	19,871,000	18,434,000	19,900,000	17,734,000
Diluted	19,871,000	18,434,000	19,900,000	17,734,000
     See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2008	2007
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(249,000)	$(2,534,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	40,000	25,000
Provision for bad debts	(42,000)	—
Non-cash compensation to employees and directors	225,000	972,000
Non-cash compensation to consultants	2,000	48,000
Inventory reserves	—	(1,158,000)
Changes in operating assets and liabilities:
Accounts receivable	(931,000)	1,418,000
Inventories	866,000	(1,174,000)
Other current assets	(5,000)	(394,000)
Accounts payable	(469,000)	943,000
Accrued expenses	(100,000)	(2,000)
Accrued payroll and related taxes	65,000	58,000

Net cash used in operating activities	(598,000)	(1,798,000)

Cash flows from investing activities:
Purchases of investments in marketable securities	(1,000,000)	—
Purchases of equipment, furniture and fixtures	—	(208,000)

Net cash used in investing activities	(1,000,000)	(208,000)

Cash flows from financing activities:
Net proceeds from issuance of common stock, net of expenses	—	1,975,000
Proceeds in connection with the exercises of warrants	70,000	499,000
Proceeds in connection with stock subscription	—	650,000

Net cash provided by financing activities	70,000	3,124,000

Net increase (decrease) in cash	(1,528,000)	1,118,000
Cash, beginning of period	2,388,000	99,000

Cash, end of period	$860,000	$1,217,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$—	$1,000
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
2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
          Recently Adopted:
          In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position.
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

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. Previously, different definitions of fair value were contained in various accounting pronouncements creating inconsistencies in measurement and disclosures. SFAS No. 157 applies under those previously issued pronouncements that prescribe fair value as the relevant measure of value, except Statement No. 123(R) and related interpretations and pronouncements that require or permit measurement similar to fair value but are not intended to measure fair value. This pronouncement is effective for fiscal years beginning after November 15, 2007. Management does not expect the adoption of SFAS No. 157 to have a material impact on the Company’s consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management does not expect the adoption of SFAS No. 159 to have a material impact on the Company’s consolidated financial statements.
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
          As of June 30, 2008 the Company has invested in four $250,000 bonds which are Auction Rate Securities. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Beginning in March 2008, each of these bonds failed at auction. Management has performed a fair value assessment of the bonds as of June 30, 2008 and believes that the Company’s current book basis approximates fair market value and that there is neither a temporary nor permanent impairment of value as a result of the auction process failure. Management continues to monitor the market for these bonds for indications of impairment.
          While the principal of these bonds is not required for operations in the short term, the Company has established a bank line of credit for 75% of the principal balances, using these bonds as the collateral for the line. As of June 30, 2008 the Company had no borrowings under this line of credit.
4. REVENUE RECOGNITION
          The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist, the price to the buyer is fixed through signed contracts or purchase orders and collection is reasonably assured. Customers do not have the right to return product unless it is damaged or defective.
5. LOSS PER SHARE
          Loss per share is computed by dividing the loss available to common shareholders by the weighted average number of common shares outstanding. For the three and nine months ended June 30, 2008 and 2007, diluted loss per share does not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. The numbers of options and warrants excluded from the diluted computations for the three and nine months ended June 30, 2008 were 906,000 and 1,008,000, respectively. For the three and nine months ended June 30, 2007 the numbers were 1,681,000 and 1,678,000, respectively.
6. INVENTORIES
Inventories were comprised of :

	June 30,	September 30,
	2008	2007
	(unaudited)

Raw materials	$936,000	$805,000
Work in process	268,000	228,000
Finished goods	565,000	1,602,000

	$1,769,000	$2,635,000

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
          The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the nine months ended June 30, 2008 and 2007:

	For the Nine Months
	Ended June 30,
	2008	2007
Risk-free interest rate	3.02% - 4.16%	4.60% - 4.87%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	100% - 105%	98% - 111%
Weighted-average volatility	102%	104%
     Expected volatility is determined based on historical volatility. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense recognized is based on the options ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary in subsequent periods if actual forfeitures differ from those estimated. Forfeitures were estimated based on the Company’s historical experiences.

          A summary of the Company’s stock option activity as of June 30, 2008, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (years)	Intrinsic Value *
Outstanding at October 1, 2007	1,988,000	$2.52	3.75
Granted	75,000	$1.75	4.93
Exercised	—	—	—
Forfeited or Expired	(25,000)	$2.02	—

Outstanding at June 30, 2008	2,038,000	$2.50	3.04	$159,000

Exercisable at June 30, 2008	1,543,000	$2.56	2.68	$159,000

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $1.00 at June 30, 2008.
          A summary of the status of the Company’s non-vested stock options as of June 30, 2008, and changes during the nine months ended June 30, 2008, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2007	699,000	$1.72
Granted	75,000	$1.25
Forfeited or Expired	(25,000)	$1.47
Vested	(254,000)	$1.69

Non-vested at June 30, 2008	495,000	$1.27

          As of June 30, 2008, there was $46,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.78 years. The total fair value of options vested during the nine months ended June 30, 2008 was $429,000.
          Total compensation expense related to outstanding options for the three months ended June 30, 2008 and 2007 was $59,000 and $564,000, respectively. For the nine months ended June 30, 2008 and 2007 compensation expense was $225,000 and $972,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Statements of Operations.
     Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
     At June 30, 2008 and 2007, 3,578,000 and 3,077,000 warrants were outstanding and 2,641,000 and 2,472,000 warrants were vested, respectively.
     There was no compensation expense related to outstanding warrants for the three months ended June 30, 2008. For the nine months ended June 30, 2008 the total compensation expense was $2,000. For the three and nine months ended June 30, 2007 total compensation expense was $7,000 and $48,000, respectively.

9. INCOME TAXES
          The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at June 30, 2008. As of June 30, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
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
          During the current year, the Company utilized their net operating loss carry-forwards to reduce taxable income. In addition, permanent and temporary differences were realized reducing taxable income and the related income tax liability. Deferred tax assets and liabilities relating to inventory, compensation and depreciation recovery are the primary sources of these differences. Because management is uncertain about the Company’s ability to utilize its net deferred tax asset, it has recorded a 100% valuation allowance on these assets. As a result of the Company utilizing deferred tax assets that previously carried a valuation allowance, the Company recognized no income tax expense in the current period.
10. COMMITMENTS AND CONTINGENCIES
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
Results of Operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
          We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our new SuperVision night vision product to various customers.
     Revenues: Revenues for the quarter ended June 30, 2008 were $1,892,000 compared to revenues of $1,023,000 for the quarter ended June 30, 2007. In the third quarter of 2008, 78% of revenue was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 58% of revenue to the military market in the same quarter of the prior year when initial shipments of the Company’s new SuperVision product were made.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 34% and 35% for the quarter ended June 30, 2008 and 2007, respectively. The gross profit percentage was positively impacted in the third quarter of 2007 by sales of the NightHunter II product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2007 quarter of the excess inventory reserve related to the sale of NightHunter II product was $127,000. As of June 30, 2007, all of the excess inventory of the NightHunter II products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,009,000 to $1,149,000 for the quarter ended June 30, 2008 as compared to $2,158,000 for the quarter ended June 30, 2007. The decrease is primarily attributed to lower non-cash compensation expenses for stock options and warrants of $511,000, legal expenses of $174,000, advertising expenses of $190,000 and salaries and temporary labor of $137,000.

     Engineering, Research & Development: Engineering, research and development expenses were $289,000 for the quarter ended June 30, 2008 compared to $175,000 for the quarter ended June 30, 2007. The increase is attributed to spending for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
     Net Income (Loss): Significantly higher sales and lower selling, general and administrative expenses in the current quarter accounted for the lower net loss of $783,000 when compared to a net loss of $1,952,000 for the prior year quarter.
Nine months ended June 30, 2008 compared to the nine months ended June 30, 2007
     Revenues: Revenues for the nine months ended June 30, 2008 were $9,074,000 compared to revenues of $3,585,000 for the nine months ended June 30, 2007. In the nine months ended June 30, 2008, 87% of revenue was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 80% of revenue to the military market in the same nine month period of the prior year.
     Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under a manufacturing agreement.
     The gross profit percentage was 45% and 66% for the nine months ended June 30, 2008 and 2007, respectively. The gross profit percentage was positively impacted during the nine months ended June 30, 2007 by sales of the NightHunter II product from inventory that was identified as excess inventory in fiscal year 2005. The reduction in the 2007 nine month period of the excess inventory reserve related to the sale of NightHunter II product was $1,158,000. As of June 30, 2007 all of the excess inventory of the NightHunter II products had been shipped to customers.
     Selling, General and Administrative: Selling, general and administrative expenses decreased by $748,000 to $3,735,000 for the nine months ended June 30, 2008 as compared to $4,483,000 for the nine months ended June 30, 2007. The decrease is primarily attributed to lower non-cash compensation expenses for stock options and warrants of $792,000 and legal expenses of $319,000 offset by increases in trade show, advertising, marketing and travel expenses of $269,000 and consulting and commission expenses of $93,000.
     Engineering, Research & Development: Engineering, research and development expenses were $630,000 for the nine months ended June 30, 2008 compared to $486,000 for the nine months ended June 30, 2007. The increase is attributed to spending for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
     Net Income (Loss): Significantly higher sales and lower selling, general and administrative expenses in the current nine month period accounted for the lower net loss of $249,000 when compared to a net loss of $2,534,000 for the prior year nine month period.

     Liquidity and Capital Resources
     As of June 30, 2008, the Company had working capital of $4,615,000 and a current ratio of 8.0 to 1 as compared to working capital of $4,527,000 and a current ratio of 4.9 to 1 as of September 30, 2007.
     Higher sales for the nine months ended June 30, 2008 positively impacted cash. These sales also increased accounts receivable by $931,000 and decreased inventories by $866,000. The majority of the receivables were collected after June 30, 2008. Non-cash compensation expense for options to employees and issuance of warrants to consultants during the first nine months of the current fiscal year were $227,000. Cash used by operating activities totaled $598,000 for the nine months ended June 30, 2008. Cash flows from investing activities during the current nine month period were $1,000,000 as the result of purchases of marketable securities and from financing activities were $70,000 as the result of exercises of warrants.

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
Based upon the evaluation conducted by management in connection with the audit of the Company’s financial statements for the year ended September 30, 2007, the Company identified material weaknesses in our internal control over financial reporting. A material weakness is “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by the Company in a timely manner.” Management has taken steps to correct these material weaknesses through changes in procedures and personnel.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On June 4, 2008, we held our Annual Meeting of Shareholders at the Hilton Garden Inn located at 6450 Carlsbad Boulevard, Carlsbad, CA 92011. At the meeting the holders of our outstanding common stock acted on the following matters:
(1)	The shareholders voted on a cumulative basis for 4 directors, each to serve for a term of one year. Each nominee received the following votes:

Name of Nominee	Votes For	Votes Against	Abstain
Alan Magerman	15,910,430	961,899	307,875
Jeffrey Kennedy	15,859,280	1,013,049	307,875
Robert Petersen	15,209,546	1,662,783	307,875
Robert Buie	15,838,780	1,033,549	307,875
(2)	The shareholders voted for the ratification of the appointment of Singer Lewak Greenbaum & Goldstein LLP as our independent auditors for our fiscal year ending September 30, 2008. Votes cast were as follows:

Votes For	16,792,528
Votes Against	161,616
Abstain	226,058
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

XENONICS HOLDINGS, INC.
Date: August 12, 2008	By:	/s/ Charles W. Hunter
Charles W. Hunter
Chief Executive Officer

Date: August 12, 2008	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer