Form 10KSB
period 2008-09-30
Xenonics Holdings, Inc.
filed 2008-12-18
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Name of small business issuer in its charter)

Nevada	84-1433854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2236 Rutherford Road, Suite 123
Carlsbad, California	92008-7297
(Address of principal executive offices)	(Zip code)
Issuer’s telephone number: (760) 448-9700
     Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	NYSE Alternext US
Securities registered under Section 12(g) of the Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☑
Issuer’s revenues for its fiscal year ended September 30, 2008: $10,168,000.
Aggregate market value of the common stock held by non-affiliates of the Issuer as of December 4, 2008 was approximately $14,613,000
There were 20,183,968 shares of the Company’s common stock outstanding on December 4, 2008.
Transitional Small Business Disclosure Format: Yes ☐    No ☑
Documents Incorporated by Reference: Certain portions of the issuer’s Proxy Statement for the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the issuer’s fiscal year, are incorporated by reference under Part III of this Form 10-KSB.

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
     We are largely dependent upon government orders for our revenues. While the night vision products will expand our sales into the commercial market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal law enforcement. Starting late in FY 2007 sales expanded into the commercial, state and local government, and international markets.
     We market our illumination products under the NightHunter brand name and Night Vision under the SuperVision brand. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and stabilized systems for airborne, vehicular and shipboard use. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification, navigation, and non-lethal deterrence. The systems allow the user to illuminate an area, an object or a target with visible or non-visible light, and to improve visibility through many types of obscurants such as smoke, haze and most types of fog.
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
Our Products
     The NightHunter ultra-high intensity series of products currently consists of four versatile compact illumination systems — NightHunter One, NightHunter II, NightHunter ext, and NightHunter 3. In fiscal year 2008 we introduced a tactical line of NightHunter systems to include the pocket sized Snyper series, Modular Weapons Light (MWL), and the Tactical IR illuminator designed to work directly with SuperVision. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-visible infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. We have also developed an ultraviolet filter which enables our product to fluoresce materials from great distances for applications including forensics and special lighting effects. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One, NightHunter II and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the prices for our ultra-high intensity products range from $2,700 to $4,000 per unit and the Tactical series from $100 to $500 per unit.
     The SuperVision high resolution HDTV display with an ultra-sensitive IR/visible sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and IR spectrum SuperVision allows you to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1000 nanometers it can operate well past the range of a conventional analog tube system. With a retail price of just $1,499 it is affordable at the local law enforcement level as well as with commercial customers. In 2008 we added two products to the SuperVision line, the SuperVision Tactical Package and the SuperVision Long Range Surveillance System. The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR and Snyper tactical light all in a waterproof case. The Long Range Surveillance System expands the SuperVision capability out to 100x zoom giving law enforcement facial identification out past half a mile.

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
     NightHunter 3 The NightHunter 3 was designed to give better than NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned NightHunter 3 is a 2.5 pound illuminator that exceeds the range of the NightHunter II while at the same time incorporating an integrated filter assembly, new battery technology, and off board control. We began testing NightHunter 3 in our fiscal year ended September 30, 2007 and production by PerkinElmer Electronics, Inc. began in our fiscal year ended September 30, 2008. This product will open up a new market for the NightHunter technology.
     NightHunter Snyper The Snyper is a pocket sized handheld or weapon mountable tactical light. This type of light is used by all military organizations and law enforcement personnel. Weighing less than 5 ounces and less than 5 inches in length, but delivering over 150 lumens for over 2 hours, the Snyper is a premium quality tactical light. The Snyper is also packaged in a weapons mountable modular kit — MWL.
     NightHunter Tactical IR The Tactical IR was designed to attach and work with SuperVision. The Tactical IR adds non-visible IR energy in situations where there is limited ambient energy such as caves, inside ships, and enclosed warehouse. It can also be used to highlight targets for better identification.
     SuperVision SuperVision will allow the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.
     SuperVision Tactical Package The package was designed to meet the need of law enforcement professionals. It puts together SuperVision with the Tactical IR and mount, a Snyper tactical light, extra batteries and a portable waterproof case. This has become the primary purchase item for the law enforcement market.
     SuperVision Long Range Surveillance System The system adds a long range lens, the required adapters, and a tactical case allowing the law enforcement professional the ability to view items of interest at a much great distance. This product was made available at the end of the year and the Columbia South American government was one of the first customers.

The Markets
     The actual and potential markets for our products consist of the following.
     Military Forces, of the United States and Foreign Allies
          Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2008, we have sold more than $30,000,000 of NightHunter brand illumination systems into this market. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.
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
     Law Enforcement and Fire, Search & Rescue
     We have been actively pursuing additional opportunities for sales of NightHunter illumination systems and SuperVision to law enforcement and fire, search and rescue organizations. During 2008 we have seen significant traction in this market and we currently have over 100 U.S. local, state, or federal government agencies that have purchased and are using SuperVision. Law enforcement and fire, search and rescue represent a large market opportunity. Approximately 700,000 law enforcement personnel are estimated to be employed in the United States and there are approximately 30,000 fire, search & rescue departments in the United States. In addition the international market opportunity remains large, primarily with the SuperVision product line. We have already sold SuperVision into Europe, South America, Mexico, and Asia and we have ongoing tests in all of those areas.
          Commercial Markets
     SuperVision was designed to be a high performance but affordable night vision system. Because of this, we have an excellent opportunity in several commercial markets. Initially we focused on the hunting market, but have slowed our push in this area to focus more on the law enforcement market. However, Bass Pro Shops remains a key and steady customer in the commercial market place. There has also been interest from several industrial customers which we will continue to pursue in 2009.
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

     In 2008 we added significant experience in the night vision market. Larry Curfiss the former head of ITT night vision business development joined Xenonics as chairman of our advisory board. Since then, we have added other ITT people with experience in night vision for law enforcement sales, a federal grants writer, and a key federal agency sales manager. We continue to reevaluate our independent representative group structure and have used senior management’s relationships with key customers. In 2007 we hired a professional advertising agency with a primary focus on SuperVision. In 2008 they started working on the NightHunter 3 program. We have also increased our presence at key tradeshows, opened up the international market place and maintained our Congressional contact either through our lobbyist or directly by our officers and directors.
     We currently have eight persons engaged on a full-time basis in sales and marketing. In addition, our senior executives actively assist in our marketing efforts by initiating and maintaining customer relationships and interacting with external consultants who assist us with our marketing activities.
     In the future, we may consider partnering with others to generate additional sales though distributorships and/or licenses and may utilize such models to expand our sales capabilities in certain domestic and international markets.
Manufacturing
     We conduct manufacturing and final assembly operations on the NightHunter One, NightHunter ext, Snyper, Tactical IR, and SuperVision at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
     We currently purchase both commodity off-the-shelf components and custom-designed fabricated parts and sub-assemblies for use in our products from a number of qualified local, national and international suppliers. Although we currently obtain these components from many single source suppliers, we believe we could obtain components from alternative suppliers without incurring significant production delays. We acquire all of our components on a purchase order basis and do not have long-term contracts with suppliers.
     In January 2003, we entered into a three-year agreement with PerkinElmer Electronics, Inc. for the manufacturing of our NightHunter II product. This agreement renews automatically for an additional 12 month term unless otherwise terminated by either party. PerkinElmer, a publicly traded company (NYSE: PKI), is a leader in the life sciences, fluid sciences and optoelectronics industries. Under the terms of this agreement, PerkinElmer will manufacture all NightHunter II products exclusively for Xenonics, on a fixed price basis. In return, we have agreed not to purchase any NightHunter II products from any other manufacturer or to manufacture any NightHunter II products ourselves. In addition, PerkinElmer agreed not to produce, market, or sell NightHunter II products to any entity except Xenonics. PerkinElmer further agreed that all intellectual property relating to the NightHunter II products is solely owned by Xenonics. In 2008 we extended this agreement to include NightHunter 3 and we have a fixed production price based on quantities built with any cost saving shared equally.
     PerkinElmer is responsible for the purchasing, production, and quality assurance of the NightHunter II and NightHunter 3 products. PerkinElmer provides the working capital required for inventory and manages the labor pool required to meet our delivery requirements without any cash investment by Xenonics. PerkinElmer has demonstrated the ability to increase production to meet growing demand. Despite this sole source relationship, Xenonics retains all documentation and know-how to build the NightHunter II and NightHunter 3 products and owns all tooling required to produce NightHunter II and NightHunter 3 products and related components. We believe we could transition to a second source if required without significant disruption.
Competition
     Other companies that offer high intensity, portable lighting products include SureFire and Peak Beam Systems, Inc. We believe that neither of these companies currently offers a product with the features or range of applications of our NightHunter series. To our knowledge, only one company, Peak Beam Systems, supplies a short-arc xenon-based product. Peak Beam’s product also has the capability of utilizing infrared and ultraviolet filters, and provides a long-range light beam. However, unlike our products, Peak Beam’s products project a “black hole” and hence an obstructed field-of-view, is not as durable, and is not a self contained unit with integrated charger and battery.
     With the introduction of the NightHunter 3, there is no company that has a competitive product. Its light weight, long range, integrated battery, and weapons mount capability puts it into a class of its own.

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
     In the night vision market we have chosen an open spot in the market. We deliver in a high definition digital format, the capabilities of current analog Gen 3 systems, at about half to one third the price. While our system retails at $1,499, analog Gen 3 systems are typically priced over $3,500. There are also significant lower performing products, usually analog Gen 1 or 2 systems, in the sub $600 retail range. Since our performance well exceeds these systems, our real competition is with the higher end product. We have patented our digital system, though we would expect others to try and move into this space as sales grow for SuperVision.
Regulation
     We applied to the United States Department of Commerce, Bureau of Export Administration for an export license for both SuperVision and NightHunter products. In response to our inquiry, the department assigned an EAR classification of 99. We can export all our products without a license to all countries that are not on the restricted list IAW part 746 of the EAR. Xenonics is registered with the Department of State for any restrictions under the ITAR rules. At this time there are no restrictions on any of our products, however we have applied for a commodity jurisdiction for our weapon mounts. Until we receive the proper jurisdiction we are treating all weapon mounts as if they would require a license.
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
     Our “NightHunter”, “Xenonics” and “SuperVision” trademarks have been registered with the United States Patent and Trademark Office.
Research and Development
     We maintain a research and development program for the development and introduction of new products and accessories and for the development of enhancements and improvements to our existing products. In addition, we collaborate closely with certain of our largest customers in the design and improvement of our products to suit their respective needs. As such, we consider our research and development program to be an important element of our business, operations and future success.
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
     During the fiscal years ended September 30, 2008 and 2007, we spent $963,000 and $713,000, respectively, on research and development.

Employees
     As of September 30, 2008, we employed 25 persons. There are four members in our executive management team, eleven persons are employed in operations, one person in engineering, five persons in sales and four persons in administrative support. We are not a party to any collective bargaining agreements.
ITEM 2. DESCRIPTION OF PROPERTY
     Our principal operations and executive offices are located at 2236 Rutherford Road, Suite 123, Carlsbad, California 92008 and our telephone number is (760) 448-9700. The facility consists of approximately 9,200 square feet of leased office, warehouse and manufacturing space. The lease on this facility expired on October 31, 2008 and the Company is now renting this facility on a month-to-month basis, as it expects to move into new facilities in January 2009, under the terms of a new lease that expires in 5 years and 2 months after the completion of construction improvements. These facilities are located at 3186 Lionshead Avenue, Suite 100, Carlsbad, California. This new facility consists of approximately 13,200 square feet of leased office, warehouse and manufacturing space.
ITEM 3. LEGAL PROCEEDINGS
     The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleged that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants and that Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. Effective December 10, 2008 the Company has agreed to repurchase the minority interest pursuant to an Exchange Agreement between the Company and Mr. Mizel (the “Exchange Agreement”), whereby Mr. Mizel transferred to the Company 125,000 shares of common stock of Xenonics in exchange for 275,000 shares of common stock of the Company with a guaranteed market value of $375,000 on December 10, 2009 (taking into account shares of common stock sold by Mr. Mizel before December 10, 2009). In connection with this exchange, Mr. Mizel dismissed with prejudice the action in the Delaware Superior Court. The Company now owns all of the issued and outstanding capital stock of Xenonics.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None

PART II
ITEM 5. Market for Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of Equity Securities
     Our common stock is currently traded under the symbol “XNN” on the NYSE Alternext US, which was known as the American Stock Exchange until October 1, 2008. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the American Stock Exchange.

Year ended September 30, 2008	High	Low
First Quarter	$2.29	$1.48
Second Quarter	$2.00	$1.41
Third Quarter	$1.80	$1.00
Fourth Quarter	$1.20	$0.72

Year ended September 30, 2007	High	Low
First Quarter	$4.05	$1.27
Second Quarter	$3.09	$1.95
Third Quarter	$3.07	$2.18
Fourth Quarter	$2.58	$1.77
     As of September 30, 2008, there were 20,184,000 common shares outstanding and approximately 59 shareholders of record, not including holders who hold their stock in “street name”.
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
Repurchase of Securities
     We did not repurchase any shares of our common stock during the year ended September 30, 2008.
Recent Sales of Unregistered Securities - Not applicable
Equity Compensation Plan Information
     The following table summarizes as of September 30, 2008, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under our equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,443,000	$2.77	908,000
Equity compensation plans not approved by security holders	500,000	$1.60	—

Totals	1,943,000	$2.47	908,000

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
     The following Management’s Discussion and Analysis or Plan of Operation, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of management, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” below.
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
     In addition, we exchanged all of the then-outstanding options to purchase stock in Xenonics, Inc. for options to purchase our stock (at the same price then in effect, but with different terms), and exchanged 94% of the warrants to purchase stock in Xenonics, Inc. (warrants to purchase 135,000 shares of Xenonics, Inc. common stock remained outstanding), for warrants to purchase our stock (with modified terms and a higher exercise price). On December 14, 2004, the holder of the remaining warrants to purchase shares of Xenonics, Inc. partially exercised his warrants and purchased 125,000 shares of Xenonics, Inc. Pursuant to an Exchange Agreement entered into on December 3, 2008, we acquired these 125,000 shares so that Xenonics, Inc. is now our wholly-owned subsidiary. The one remaining warrant for 10,000 shares of Xenonics, Inc. was not exercised and expired on October 24, 2006.
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
     We currently have eight persons engaged on a full-time basis in sales and marketing. In addition, our senior executives actively assist in our marketing efforts by initiating and maintaining customer relationships and interacting with external consultants who assist us with our marketing activities.
     In the future, we may consider partnering with others to generate additional sales though distributorships and/or licenses and may utilize such models to expand our sales capabilities in certain domestic and international markets.
Trends in Our Business
     The Company had revenue levels sufficient to generate net income in only one of the last four years. In the last three years revenue levels did not maintain traction. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products, expanding our customer base and restructuring the sales and marketing approach and team. We launched SuperVision in fiscal year 2007 and are in the early stages of launching NightHunter 3. We have expanded our distribution channels that will best help us to reach a goal of an expanded customer base. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
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
     Revenue Recognition and Accounts Receivable — The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
     Allowance for Doubtful Accounts — Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increased risk of collectibility and sales returns, and may require additional provisions, which could negatively impact our operating results.
     Investments in Marketable Securities — The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires investment securities to be classified as held to maturity, available for sale, or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.
     As of September 30, 2008 the Company has invested in four $250,000 bonds which are Auction Rate Securities, all of which are securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during 2008. As such, quoted prices in active markets are not readily available at this time. The Company’s investment advisory firm as well as the original marketing bank (UBS) have contractually committed to repurchasing the bonds, at par value, no later than June 2010. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments and classified the investments as long term assets. The discounted cash flow analysis performed by the Company considered the timing of expected future payments, and the creditworthiness of the issuer and guarantor, as well as commitments to repurchase the securities. In accordance with FSP FAS 115-1 and SAB Topic 5M, the Company considered the following factors in determining whether any impairment of its Auction Rate Securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions.
     Additionally, as of September 30, 2008 the Company has established a non-recourse bank line of credit for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the line. As of September 30, 2008 the Company had no borrowings under this line of credit. However, in October 2008, to ensure the 100% liquidity available at par value under the terms of the bank line of credit, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. The proceeds of the loan are now invested in certificates of deposit and money market accounts at various banks.

     Tax Valuation Allowance — A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our U.S. net deferred tax assets because of our history of losses. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize a portion of or their full value.
     Inventory Valuation — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. The Company may also provide inventory allowances based on excess and obsolete inventories determined primarily by future demand forecasts.
     A physical inventory is completed on a monthly basis, and adjustments are made based on such inventories. If it is determined that our estimates of the valuation of inventories are incorrect, we may need to establish reserves, which would negatively affect any future earnings.
Results of Operations
Year ended September 30, 2008 compared to September 30, 2007
          We operate in the security lighting systems and night vision industries. Until we began shipping our new SuperVision products in the year ended September 30, 2007, the majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
          Revenues: Revenues for the year ended September 30, 2008 were $10,168,000 compared to revenues of $4,984,000 for the year ended September 30, 2007. In the year ended September 30, 2008, we sold $9,153,000 or 90% of our NightHunter products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as military resellers. This compares to $3,991,000 or 79% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2007. Shipments to commercial customers of our new SuperVision product accounted for 9% of revenues for the current year.
          Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunter II and NightHunter 3 products that PerkinElmer manufactures for us under our manufacturing agreement.
          The gross profit percentage on revenue was 44% and 53% for the years ended September 30, 2008 and 2007, respectively. The gross profit percentage for 2007 was positively impacted by sales of the NightHunter II product from inventory that was identified as excess inventory during the fiscal year ended September 30, 2005. The 2007 reduction of the excess inventory reserve related to the sales of the NightHunter II product was $1,156,000, which positively impacted the gross profit percentage in 2007 by 23%. As of June 30, 2007, the entire excess inventory of the NightHunter II products had been shipped to customers.
          Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,081,000 to $4,926,000 for the year ended September 30, 2008 as compared to $6,007,000 for the year ended September 30, 2007. The decrease is primarily attributed to lower non-cash compensation expenses for stock options and warrants of $887,000, legal expenses of $313,000 and salaries and temporary labor of $188,000, offset by higher trade show and demonstration unit expenses of $278,000.
          Research & Development: Research and development expenses increased by $250,000 for the year ended September 30, 2008 compared to the prior year. The increase is attributed to spending for the development of new products, including our new NightHunter 3 ultra high intensity illumination system. Research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
          Other Income / Expense: For the year ended September 30, 2008, interest income was $60,000 compared to $71,000 in the prior year.
          Provision for Income Taxes: For the years ended September 30, 2008 and 2007, the provision for income tax was $2,000, which represent the minimum annual payments for state taxes.

          Net Loss: Significantly higher sales and lower selling, general and administrative expenses in the current year accounted for the lower net loss of $1,391,000 when compared to a net loss of $4,034,000 for the prior year.
Year ended September 30, 2007 compared to September 30, 2006
          Revenues: Revenues for the year ended September 30, 2007 were $4,984,000 compared to revenues of $4,833,000 for the year ended September 30, 2006. In the year ended September 30, 2007, we sold $3,991,000 or 79% of our products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as military resellers. This compares to $4,619,000 or 96% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2006. Initial shipments to commercial customers of our new SuperVision product began in the third quarter and accounted for 15% of revenues for the current year. International sales for the current year represented approximately 3% of revenues.
          Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunter II products that PerkinElmer manufactures for us under our manufacturing agreement.
          The gross profit percentage on revenue was 53% and 58% for the years ended September 30, 2007 and 2006, respectively. The gross profit percentage for both periods was positively impacted by sales of the NightHunter II product from inventory that was identified as excess inventory during the fiscal year ended September 30, 2005. The 2007 reduction of the excess inventory reserve related to the sale of the NightHunter II product was $1,156,000, which positively impacted the gross profit percentage for the current year by 23%. As of June 30, 2007, the entire excess inventory of the NightHunter II products had been shipped to customers.
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
          Research & Development: Research and development expenses increased by $138,000 for the year ended September 30, 2007 compared to the prior year. The increase was primarily related to higher legal expenses for patents of $101,000 and higher compensation and consulting expenses. Research and development spending levels are expected to continue to increase in the future as we develop new products and make improvements to our existing products.
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
Liquidity and Capital Resources
     The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have incurred losses for the years ended September 30, 2008 and 2007 and have an accumulated deficit. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations. The financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of this going-concern uncertainty.

     As of September 30, 2008, the Company had working capital of $2,593,000 and a current ratio of 4.2 to 1 as compared to working capital of $4,527,000 and a current ratio of 4.9 to 1 as of September 30, 2007. Cash on hand at the end of the year decreased by $2,063,000 from the amount of cash on hand as of September 30, 2007.
     Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created an accumulated deficit of $19,704,000 as of September 30, 2008. Financing activities for the year ended September 30, 2008 included the proceeds of $162,000 from the exercises of stock options and warrants to purchase 344,000 shares of common stock. Investing activities included purchases of $1,000,000 of marketable securities. As of September 30, 2008 the Company has invested in four $250,000 bonds which are Auction Rate Securities, all of which are securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during 2008. As such, quoted prices in active markets are not readily available at this time. The Company’s investment advisory firm as well as the original marketing bank (UBS) have contractually committed to repurchasing the bonds, at par value, no later than June 2010. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments and classified the investments as long term assets. The discounted cash flow analysis performed by the Company considered the timing of expected future payments, and the creditworthiness of the issuer and guarantor, as well as commitments to repurchase the securities. In accordance with FSP FAS 115-1 and SAB Topic 5M, the Company considered the following factors in determining whether any impairment of its Auction Rate Securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions.
     Additionally, as of September 30, 2008 the Company has established a non-recourse bank line of credit for 100% of the principal balances, using these bonds as the sole collateral for the line. As of September 30, 2008 the Company had no borrowings under this line of credit. However, in October 2008, to ensure the 100% liquidity available at par value under the terms of the bank line of credit, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. The proceeds of the loan are now invested in certificates of deposit and money market accounts at various banks.
     While we significantly increased our sales and decreased our SG&A spending during the year ended September 30, 2008, we sustained a net loss. Our net loss of $1,391,000 for the year ended September 30, 2008 negatively impacted our cash balance. During the year we used $1,225,000 of cash for operations. An increase in accounts receivable of $588,000 was offset by a decrease in inventories of $890,000, non-cash stock option compensation of $239,000 and non-cash compensation of $2,000 for the granting of warrants for services.
     During the current year we did not make any expenditures for equipment, furniture or fixtures and we did not have any material commitments for capital expenditures as of September 30, 2008. Currently we do not anticipate any material expenditures during the fiscal year ending September 30, 2009.
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
     Based on the amount of working capital that we had on hand on September 30, 2008 and the amount of unfilled orders we have pending, we are dependent on our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Our marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

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
     For the most recent fiscal year ended September 30, 2008, we posted a net loss of $1,391,000 on revenue of $10,168,000, compared to a net loss of $4,034,000 on revenues of $4,984,000 for the year ended September 30, 2007. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.
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
     We have a small and new marketing and sales team. We currently have eight persons engaged on a full-time basis in marketing and sales. Although our officers have experience in the operations and management of various businesses and have experience in the high intensity lighting field, they have limited experience in the management of a company engaged in the high volume sale of high-intensity lighting and night vision. In addition, while we have had success in marketing to certain branches of the U.S. military and to certain other U.S. governmental agencies, we are new to marketing our products to a wider market. There can be no assurance that our current marketing and sales capabilities will enable us to compete successfully against competitors that have a history and track record in the high-intensity lighting and night vision marketplaces. If we do not maintain an effective marketing and sales organization, our business will be adversely affected.
The loss of any of our key personnel could adversely affect our business.
     We depend on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board, Charles W. Hunter, our Chief Executive Officer, and Jeffrey P. Kennedy, our Chief Operating Officer and President. The loss of the services of one or more of these individuals could delay or prevent us from achieving our objectives.
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
     The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations and potentially International Traffic in Arms Regulations (ITAR). Compliance with government regulations may also subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. The need to obtain licenses could limit or impede our ability to ship to certain foreign markets. Although we currently hold the requisite export licenses required under current requirements, future laws and regulations cannot be anticipated that could impact our ability to generate revenues from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations.
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

We may not have adequate protection of our intellectual property, which could result in a reduction in our revenue if our competitors are able to use our intellectual property.
     We own the rights to eleven patents, including 4 design patents and five patent pending applications relating to the design and configuration of our xenon illumination technology and digital lowlight viewing. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. No assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
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
     To date, all of our revenues have been generated from the sales of our three NightHunter illumination system products (the NightHunter One, NightHunter II and NightHunter ext), related accessories and SuperVision. In addition to the NightHunter models and SuperVision, we have started marketing the new NightHunter 3 and have done early stage marketing on tactical illumination. The profitability and viability of our Company is dependent upon our continued ability to sell, manufacture and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.
     Further, our future growth and profitability will depend on our ability to both successfully expand NightHunter, SuperVision and other products. While our goal is to develop and commercialize a line of ultra-high intensity illumination systems, and digital low-light viewing devices, new products will require substantial expenditures of money for development and advertising. There is no guarantee that the market will accept these new products. If we are unable to develop and release other products, the future of our Company will depend on the commercial success of our existing NightHunter products and SuperVision.
Because we depend on a single manufacturer to make our NightHunter II and NightHunter 3 products, any failure by the manufacturer to honor its obligations to us will impair our ability to deliver our products to customers.
     In January 2003, we entered into a three-year manufacturing agreement with PerkinElmer, a global provider of products and services to, among others, the optoelectronics industries, for the manufacture of NightHunter II products. In the absence of termination notification by either party, the agreement will automatically renew for a twelve-month term. In 2008 we extended this agreement to include NightHunter 3.
     Under this agreement, PerkinElmer is the sole and exclusive manufacturer of the NightHunter II and NightHunter 3 products, and we are not permitted to engage any other manufacturer. In addition PerkinElmer is responsible for testing, packaging and maintaining product inventories. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our new NightHunter 3 product. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable or unwilling to fully live up to its obligations under our manufacturing agreement, we would lose the ability to manufacture and deliver our principal product until PerkinElmer recommences manufacturing, or until we obtain an alternate manufacturer. While we believe that we could replace PerkinElmer in such an event, any such event would adversely affect our operations and financial results during the period in which we transitioned to another manufacturer.

Risks Related to Our Common Stock
You may be unable to sell your shares at an adequate price or at all.
     There is no assurance as to the depth or liquidity of any market for the common stock or the prices at which holders may be able to sell the shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, there is no assurance that shareholders will be able to sell their shares at or near ask prices or at all.
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
     Our articles of incorporation contain certain provisions that could impede a non-negotiated change in control. In particular, without shareholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult, through which takeover or change of control could be at a premium to the then-current stock price.
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
     We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without shareholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred shareholders could adversely affect the rights of holders of common stock by:
—	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

—	receiving preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation;

—	delaying, deferring or preventing a change in control of our company; and

—	discouraging bids for our common stock.
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
     There are currently outstanding stock options and warrants entitling the holders to purchase 4,956,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.875 per share to $8.00 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrantholders would significantly dilute the ownership interests of our existing shareholders.
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
We have audited the accompanying consolidated balance sheet of Xenonics Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiary as of September 30, 2008, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assessment of the effectiveness of Xenonics Holdings, Inc. internal control over financial reporting as of September 30, 2008, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.
SingerLewak LLP
Irvine, CA
December 18, 2008

CONSOLIDATED BALANCE SHEET

September 30,
Rounded in thousands, except par value	2008
Assets

Current assets:
Cash	$325,000
Accounts receivable, net of allowance for doubtful accounts of $10,000	954,000
Inventories	1,745,000
Other current assets	375,000

Total Current Assets	3,399,000

Investments in marketable securities	1,000,000
Equipment, furniture and leasehold improvements at cost, less accumulated depreciation of $162,000	161,000

Total Assets	$4,560,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$539,000
Accrued expenses	94,000
Accrued payroll and related taxes	173,000

Total Current Liabilities	806,000

Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—
Common shares, $0.001 par value, 50,000,000 shares authorized, 20,296,000 shares issued and 20,184,000 shares outstanding	20,000
Additional paid-in capital	23,744,000
Accumulated deficit	(19,704,000)

4,060,000
Less treasury stock, at cost, 113,000 shares	(306,000)

Total Shareholders’ Equity	3,754,000

Total Liabilities and Shareholders’ Equity	$4,560,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2008	2007
Revenue	$10,168,000	$4,984,000
Cost of goods sold	5,728,000	2,366,000

Gross profit	4,440,000	2,618,000

Selling, general and administrative	4,926,000	6,007,000
Research and development	963,000	713,000

Loss from operations	(1,449,000)	(4,102,000)

Other income (expense):
Interest income	60,000	71,000
Interest expense	—	(1,000)

Loss before provision for income taxes	(1,389,000)	(4,032,000)

Income tax provision	2,000	2,000

Net loss	$(1,391,000)	$(4,034,000)

Net loss per share:
Basic and diluted	$(0.07)	$(0.22)

Weighted average shares outstanding
Basic and diluted	19,948,000	18,016,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional	Accumulated	Subscription
	Common Stock		Treasury Stock		Paid-In Capital	Deficit	Receivable	Total
Rounded in thousands	Shares	Amount	Shares	Amount
Balances at September 30, 2006	16,904,000	$17,000	(113,000)	$(306,000)	$17,618,000	$(14,279,000)	$(650,000)	$2,400,000
Proceeds from subscription receivable							650,000	650,000
Warrants and stock options exercised	759,000	1,000			586,000			587,000
Issuance of common stock in private placement, net of offering costs of $40,000	2,289,000	2,000			4,008,000			4,010,000
Compensation charge for stock options issued to employees and directors					1,074,000			1,074,000
Compensation charge for warrants issued for services					55,000			55,000
Net loss						(4,034,000)		(4,034,000)

Balances at September 30, 2007	19,952,000	$20,000	(113,000)	$(306,000)	$23,341,000	$(18,313,000)	$—	$4,742,000

Warrants and stock options exercised	344,000				162,000			162,000
Compensation charge for stock options issued to employees and directors					239,000			239,000
Compensation charge for warrants issued for services					2,000			2,000
Net loss						(1,391,000)		(1,391,000)

Balances at September 30, 2008	20,296,000	$20,000	(113,000)	$(306,000)	$23,744,000	$(19,704,000)	$—	$3,754,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASHFLOWS

	Years ended September 30,
Rounded in thousands	2008	2007

Cash flows from operating activities:
Net loss	$(1,391,000)	$(4,034,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	54,000	39,000
Provision for bad debts	(61,000)	—
Compensation charge for stock options issued to employees and directors	239,000	1,074,000
Compensation charge for warrants issued for services	2,000	55,000
Changes in operating assets and liabilities:
Accounts receivable	(588,000)	(1,889,000)
Inventories	890,000	(2,030,000)
Other current and non-current assets	(10,000)	(244,000)
Accounts payable and accrued expense	(353,000)	331,000
Accrued payroll and related taxes	50,000	27,000
Other current liabilities	(57,000)	143,000

Net cash used in operating activities	(1,225,000)	(2,750,000)

Cash flows from investing activities:
Purchases of investments in marketable securities	(1,000,000)	—
Purchases of equipment, furniture and fixtures	—	(208,000)

Net cash used for investing activities	(1,000,000)	(208,000)

Cash flows from financing activities:
Proceeds from subscription receivable	—	650,000
Net proceeds from issuance of common stock net of expenses	—	4,010,000
Proceeds from exercises of stock options and warrants	162,000	587,000

Net cash provided by financing activities	162,000	5,247,000

Increase (decrease) in cash	(2,063,000)	2,289,000
Cash, beginning of period	2,388,000	99,000

Cash, end of period	$325,000	$2,388,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$—	$1,000

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
     On December 14, 2004, one warrant holder of Xenonics exercised warrants to purchase 125,000 shares of Xenonics, Inc. Effective December 10, 2008 the Company repurchased these shares, thus resulting in Xenonics, Inc. becoming a wholly-owned subsidiary of the Company — see Note 9 for more details.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Principles of Consolidation — The consolidated financial statements include the accounts of Holdings and its 98.6% owned subsidiary Xenonics. All significant inter-company items have been eliminated upon consolidation.
     Use of Estimates — The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
     Long-Lived Assets — The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. For the years ended September 30, 2008 and 2007 the Company determined that no impairment reserve was necessary.
Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash, accounts receivable and accrued expenses, approximate their fair value due to the short-term nature of these items. Also included in the Company’s financial instruments are the investments in marketable securities which are recorded at their fair market value. See the paragraph below for the accounting treatment.
     Investments in Marketable Securities — The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires investment securities to be classified as held to maturity, available for sale, or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.

     As of September 30, 2008 the Company has invested in four $250,000 bonds which are Auction Rate Securities, all of which are securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during 2008. As such, quoted prices in active markets are not readily available at this time. The Company’s investment advisory firm as well as the original marketing bank (UBS) have contractually committed to repurchasing the bonds, at par value, no later than June 2010. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments and classified the investments as long term assets. The discounted cash flow analysis performed by the Company considered the timing of expected future payments, and the creditworthiness of the issuer and guarantor, as well as commitments to repurchase the securities. In accordance with FSP FAS 115-1 and SAB Topic 5M, the Company considered the following factors in determining whether any impairment of its Auction Rate Securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions.
     Additionally, as of September 30, 2008 the Company has established a non-recourse bank line of credit for 100% of the principal balances, using these bonds as the sole collateral for the line. As of September 30, 2008 the Company had no borrowings under this line of credit. However, in October 2008, to ensure the 100% liquidity available at par value under the terms of the bank line of credit, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. The proceeds of the loan are now invested in certificates of deposit and money market accounts at various banks.
     Accounts Receivable — The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2008, the allowance for doubtful accounts was $10,000. The Company allows its customers to return damaged or defective products following a customary return merchandize authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2008, the Company determined that no allowance for sales returns was necessary.
     Inventories — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2008 the Company determined that no reserve was required.
     Revenue Recognition — The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
     Advertising Costs — Advertising costs are expensed as incurred. For the years ended September 30, 2008 and 2007, advertising expense was approximately $454,000 and $534,000, respectively.
     Cost of Goods Sold — Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs related to outside production of product through an exclusive manufacturing agreement.

     Income Taxes — Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.
     Loss Per Common Share — Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the years ended
	September 30,
	2008	2007

Shares outstanding, beginning	19,839,000	16,791,000
Weighted average shares issued	109,000	1,225,000

Weighted average shares outstanding — Basic	19,948,000	18,016,000
Effect of dilutive securities (stock options and warrants)	—	—

Weighted average shares outstanding — diluted	19,948,000	18,016,000

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2008	2007
Stock options and warrants	4,831,000	5,679,000

     Research and Development — Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing improvements in current products.
     Stock Options — In December 2004, the Financial Accounting Standards Board issued SFAS 123, "Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of October 1, 2006, the Company adopted SFAS 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
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
     In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. We do not expect adoption of SFAS 161 to have a material impact on the Company’s consolidated financial statements.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162 “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect adoption of SFAS No. 162 to have a material impact on the Company’s consolidated financial statements.

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60” which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management does not expect adoption of SFAS No. 163 to have a material impact on the Company’s consolidated financial statements.
3. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,
	Useful Lives	2008
Computer equipment and software	5	$283,000
Furniture and leasehold improvements	7	40,000

		323,000
Less: accumulated depreciation and amortization		(162,000)

		$161,000

Depreciation expense was $54,000 and $39,000 for the years ended September 30, 2008 and 2007, respectively.
4. INVENTORIES
Inventories were comprised of:

September 30,
2008
Raw materials	$1,371,000
Work in process	149,000
Finished goods	225,000

$1,745,000

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

6. INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (“FIN 48”), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.
     The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2006 remain open state and federal examination. As of September 30, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
     The provision for income taxes is summarized below:

	For the years ended
	September 30,
	2008	2007

Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(369,000)	(1,416,000)
State	(120,000)	(274,000)

	(489,000)	(1,690,000)
Valuation allowance	489,000	1,690,000

	$2,000	$2,000

     The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended
	September 30,
	2008	2007

Inventory reserve	$—	$—
Allowance for doubtful accounts	4,000	71,000
Stock compensation expense	760,000	665,000
Warrant expense	327,000	390,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	(22,000)	(14,000)
R&D credit	479,000	333,000
Other	77,000	61,000
Net operating loss carry-forwards	5,635,000	5,265,000

	7,261,000	6,772,000
Valuation allowance	(7,261,000)	(6,772,000)

Net deferred tax asset	$—	$—

     As of September 30, 2008, the Company had federal and state net operating loss (NOL) carry-forwards of $14,477,000 and $12,218,000, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(7,261,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended
	September 30,
	2008	2007

Federal statutory rate	(34.00)%	(34.01)%
State income taxes, net of federal income tax benefit	(5.83)%	(5.83)%
Change in valuation allowance	43.42%	41.91%
R&D credit carry-forward	(10.43)%	(2.38)%
Other	6.98%	0.35%

	(0.14)%	0.04%

7. MINORITY INTEREST
     On December 14, 2004, one warrant holder exercised warrants to purchase 125,000 shares of Xenonics, Inc. resulting in Xenonics Holdings, Inc. owning 98.6% of the issued and outstanding capital stock of Xenonics, Inc. On December 10, 2008 the Company repurchased the minority interest in exchange for 275,000 shares of the Company, with a guaranteed value on December 10, 2009 of $375,000 — see Note 9 for more details.
     The accompanying consolidated balance sheet does not reflect a minority interest liability as of September 30, 2008 as Xenonics, Inc., on a stand-alone basis, had a shareholders’ deficit . The accompanying consolidated statements of operations for the years ended September 30, 2008 and 2007 do not reflect the minority interest’s share of Xenonics, Inc.’s losses for said years as the related accrual would result in the Company’s recordation of a minority interest receivable.
8. SAVINGS PLAN
     On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2008 and 2007, the Company made no matching contributions.
9. COMMITMENTS AND CONTINGENCIES
     Leases — The Company leased its facility under an operating lease through October 2008. The Company is now renting its facility on a month-to-month basis. On October 27, 2008 the Company signed a lease for a new facility and expects to move its operations during late January 2009. The new lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $156,000 and $148,000 for the years ended September 30, 2008 and 2007, respectively.
     Minimum future cash obligations for the new lease total $118,000, $207,000, $214,000, $221,000 and $229,000 for the years ending September 30, 2009, 2010, 2011, 2012 and 2013, respectively.
     Purchase Agreement with PerkinElmer, Inc. — In January 2003, the Company entered into a three-year exclusive manufacturing agreement with PerkinElmer, Inc. (PE) for the manufacture of one of its major products. PE has agreed to manufacture the ordered product in accordance with the Company’s specifications and under price terms, quality control and workmanship standards as set out in the agreement. In the absence of termination notification by either party, the agreement will automatically renew for a twelve month term. In 2008 the Company extended this agreement to include NightHunter 3 and the Company has a fixed production price based on quantities built with any cost saving shared equally.
     Employment Agreements — In July 2003, two of the Company’s officers, the Chairman (Chief Executive Officer at that time) and Chief Operating Officer, who are also shareholders and directors of the Company, entered into employment agreements retroactive to January 1, 2003. One agreement was for two years which ended on December 31, 2004, while the other was for twelve months which ended on December 31, 2003. Both agreements provide for base compensation and are automatically renewed with increases tied to CPI. As of September 30, 2008 the base compensation for each of the two officers was $207,446. Except for a termination for cause, both agreements include severance packages that require the Company to pay any remaining compensation through the term of the agreement and provide for liquidating damages of an additional amount equal to the remaining compensation through the term of the agreement.

     Litigation — The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleged that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants and that Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. Effective December 10, 2008 the Company has agreed to repurchase the minority interest pursuant to an Exchange Agreement between the Company and Mr. Mizel (the “Exchange Agreement”), whereby Mr. Mizel transferred to the Company 125,000 shares of common stock of Xenonics in exchange for 275,000 shares of common stock of the Company with a guaranteed market value (taking into account shares of common stock sold by Mr. Mizel before December 10, 2009) of at least $375,000 on December 10, 2009. In connection with this exchange, Mr. Mizel dismissed with prejudice the action in the Delaware Superior Court.
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
     On December 28, 2007, the Securities and Exchange Commission staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based compensation. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. The Company classifies all stock-based compensation as selling, general and administrative expenses.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted under both plans in the years ended September 30, 2008 and 2007.

	For the years ended
	September 30,
	2008	2007

Risk-free interest rate	3.02% - 4.16%	4.60% - 4.87%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	100% - 105%	99 - 111%
Weighted-average volatility	102%	104%

     Expected volatility is determined based on historical volatility. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense recognized is based on the options ultimately expected to vest, reduced by estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. No forfeitures were estimated based on the Company’s historical experiences.
     A summary of the Company’s stock option activity for both plans as of September 30, 2008, and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Contractual
	Stock	Average	Term in	Aggregate
	Options	Exercise Price	Years	Intrinsic Value
Outstanding at October 1, 2006	1,726,000	$2.50
Granted	700,000	$2.26
Exercised	(36,000)	$1.62
Forfeited or Expired	(402,000)	$2.06

Outstanding at September 30, 2007	1,988,000	$2.52	3.75	$758,000
Granted	75,000	$1.75	4.68
Exercised	(108,000)	$0.25
Forfeited or Expired	(512,000)	$2.18	—

Outstanding at September 30, 2008	1,443,000	$2.77	2.74	$70,000

Exercisable at September 30, 2008	1,398,000	$2.80	2.70	$70,000 *

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $1.05 at September 30, 2008. During the year ended September 30, 2008, the aggregate intrinsic value of options exercised under the Company’s stock option plans as of the dates of the option exercises was $77,000.
     The weighted-average grant-date fair value of options granted during the year ended September 30, 2008 was $1.25 and $1.55 for options granted during the year ended September 30, 2007.
     A summary of the status of the Company’s non-vested stock options as of September 30, 2008, and changes during the year ended September 30, 2008, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value

Non-vested at October 1, 2007	699,000	$1.72
Granted	75,000	$1.25
Forfeited or Exercised	(475,000)	$1.56
Vested	(254,000)	$1.69

Non-vested at September 30, 2008	45,000	$1.27

     As of September 30, 2008, there was $32,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.34 years. The total fair value of options vested during the year ended September 30, 2008, was $429,000.
     Total compensation expense related to outstanding stock options for the years ended September 30, 2008 and 2007 was $239,000 and $1,074,000, respectively.

     In August 2006, the Company granted a total of 450,000 new stock options to four officers. These options would vest only if certain revenue and profitability milestones are achieved for the fiscal year ended September 30, 2008. No expense was recorded because the milestones were not achieved.
     In connection with the resignation of the Company’s CEO on June 1, 2007, the Company modified certain terms of the CEO’s vested stock options. Under the terms of the stock option plan, upon cessation of service of an employee, vested options may be exercised within three months. The Company extended the exercise period for the former CEO’s options to purchase 250,000 and 15,000 shares of common stock through their original expiration dates of April 14, 2010 and May 21, 2014, respectively. Accordingly, the Company recorded for the fiscal year ended September 30, 2007 as selling, general and administrative expenses, $353,000 of non-cash compensation expense related to such modification.
          The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2008:

		Options Outstanding		Options Exercisable
		At September 30, 2008		at September 30, 2008
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.25 - $1.00	400,000	4.83	$0.88	400,000	$0.88
$1.01 - $2.85	234,000	3.61	$2.18	189,000	$2.26
$2.86 - $3.80	769,000	1.41	$3.78	769,000	$3.78
$3.81 - $6.00	40,000	2.23	$5.91	40,000	$5.91

	1,443,000	2.74	$2.77	1,398,000	$2.80

     Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, shareholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
     Pursuant to a letter dated as of July 2, 2008 sent to 22 holders of warrants dated July 23, 2003 to purchase a total of 1,029,668 shares of the Company’s common stock, the Company offered each warrant holder an option to extend the expiration date of the warrant from July 23, 2008 to January 23, 2009 in exchange for increasing the exercise price of the warrant by 50%. Effective as of various dates ranging from July 3, 2008 to July 18, 2008, 10 holders of warrants to purchase a total of 839,668 shares of Xenonics common stock accepted this offer by entering into a letter agreement with the Company dated as of July 2, 2008. Prior to these amendments, the exercise price of the warrants ranged from $0.60 to $1.05 per share and, after the amendments, the exercise price of the warrants ranges from $0.90 to $1.58 per share.
     Three warrant holders elected not to accept the Company’s warrant amendment offer and instead exercised their warrants and acquired a total of 125,000 shares of the Company’s common stock at exercise prices ranging from $0.60 to $0.825 per share. Six warrant holders did not respond to the Company’s warrant amendment offer; their warrants, covering 65,000 shares of common stock, expired unexercised on July 23, 2008.

     A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price

Outstanding-beginning of period	3,691,000	$2.16	3,428,000	$1.51
Issued	840,000	$1.10	1,424,000	$2.95
Exercised	(238,000)	$0.68	(724,000)	$0.73
Canceled	(905,000)	$1.06	(437,000)	$2.00

Outstanding-end of period	3,388,000	$2.29	3,691,000	$2.16

Exercisable-end of period	2,451,000	$2.06	2,729,000	$1.79

     Total compensation expense related to outstanding warrants for the years ended September 30, 2008 and 2007 was $2,000 and $55,000, respectively.
     The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2008:

	Warrants Vested and Exercisable
	at September 30, 2008
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price

$0.90 - $1.57	867,000	0.32	$1.04
$1.58 - $2.20	897,000	2.55	$1.77
$2.21 - $5.04	687,000	3.67	$2.75
$5.05 - $8.00	125,000	0.91	$6.41

	2,576,000	2.02	$2.01

11. SUBSEQUENT EVENTS
     In October 2008, the Company granted a total of 450,000 new stock options to four officers. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          Not applicable
ITEM 8A(T). CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2008, which is the end of the period covered by this annual report.
Management’s Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and for assessing the effectiveness of internal control over financial reporting.
     Internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on its financial statements.
     Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2008, the Company’s internal control over financial reporting was effective.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
     There was no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls
     Management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
ITEM 10. EXECUTIVE COMPENSATION
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

ITEM 13. EXHIBITS

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization between Xenonics, Inc. and Digital Home Theater Systems, Inc., dated July 23, 2003 (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008.

10.2	PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004; the Commission has granted confidential treatment to selected portions of this document).

10.3	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.4	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.6	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.14	Form of Participating Dealer’s Warrant Agreement, entered into by Xenonics Holdings, Inc. and certain participating broker-dealers on July 23, 2003 (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

Exhibit
Number	Description
10.15	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.16	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to White Rock Capital Partners, L.P. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.17	Form of Warrant to Purchase Common Stock of Xenonics Holdings, Inc., dated April 26, 2004, issued to Texrock, Ltd. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.18	Warrant Certificate, dated July 1, 2004, for the purchase of 25,000 shares of Xenonics Holdings, Inc. common stock, issued to Neil G. Berkman Associates (incorporated by reference to Exhibit 4.7 to Amendment No. 3 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 2, 2004).

10.19	Warrant, dated September 5, 2006, issued by Xenonics Holdings, Inc. to Third Coast Marketing, LLC for the purchase of an aggregate of 500,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.20	Form of Selling Shareholder and Securities Purchase Agreement, dated as of January 17, 2005, entered into by and among Xenonics Holdings, Inc. and the Selling Shareholders and the Investors named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.21	Form of Registration Rights Agreement, dated as of January 17, 2005, entered into among Xenonics Holdings, Inc. and the Selling Shareholders and the Investors named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on January 18, 2005).

10.22	Consulting Agreement dated as of September 5, 2006 between Xenonics Holdings, Inc. and Third Coast Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 11, 2006).

10.23	Securities Purchase Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.24	Registration Rights Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.25	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.26	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.27	Engagement Letter dated January 25, 2007 between Xenonics Holdings, Inc. and Granite Financial Group, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.28	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.29	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.30	Securities Purchase Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

Exhibit
Number	Description
10.31	Registration Rights Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.32	Form of “A Warrant” and “B Warrant” issued by Xenonics Holdings, Inc. on September 21, 2007 to Gemini Master Fund, Ltd. and the other purchasers named in the Securities Purchase Agreement dated as of September 21, 2007 for the purchase of 615,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.33	Form of “A Warrant” and “B Warrant" issued by Xenonics Holdings, Inc. to Granite Financial Group, Inc. for the purchase of 98,400 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.
	By:	/s/ Charles W. Hunter
Date: December 16, 2008		Charles W. Hunter
Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board	December 16, 2008

/s/ Charles W. Hunter Charles W. Hunter	Chief Executive Officer (Principal Executive Officer)	December 16, 2008

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 16, 2008

/s/ Richard S. Kay Richard S. Kay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 16, 2008

/s/ Robert Petersen Robert Petersen	Director	December 16, 2008

/s/ Robert Buie Robert Buie	Director	December 16, 2008