Form 10-Q
period 2008-12-31
Xenonics Holdings, Inc.
filed 2009-02-13
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification No.)

3186 Lionshead Avenue Carlsbad, California (Address of principal executive offices)	92010 (Zip code)
(760) 477-8900
(Registrant’s telephone number, including area code)
2236 Rutherford Road, Suite 123
Carlsbad, California 92008
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 20,458,968 shares of common stock outstanding as of February 3, 2009.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Rounded in thousands, except par value	2008	2008
	(unaudited)
Assets

Current Assets:
Cash	$738,000	$325,000
Accounts receivable, net	98,000	954,000
Inventories	3,044,000	1,745,000
Other current assets	424,000	375,000

Total Current Assets	4,304,000	3,399,000

Investments in marketable securities	1,000,000	1,000,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $175,000 and $162,000	148,000	161,000
Goodwill	375,000	—

Total Assets	$5,827,000	$4,560,000

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$1,635,000	$539,000
Accrued expenses	269,000	94,000
Accrued payroll and related taxes	237,000	173,000

Total Current Liabilities	2,141,000	806,000

Long-term Liabilities
Bank note payable	1,000,000	—

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2008 and September 30, 2008; 20,572,000 shares issued as of December 31, 2008 and 20,296,000 as of September 30, 2008; 20,459,000 shares outstanding as of December 31, 2008 and 20,184,000 as of September 30, 2008	20,000	20,000
Additional paid-in capital	23,972,000	23,744,000
Accumulated deficit	(21,000,000)	(19,704,000)

	2,992,000	4,060,000
Less treasury stock, at cost, 113,000 shares as of December 31, 2008 and September 30, 2008	(306,000)	(306,000)

Total Shareholders’ Equity	2,686,000	3,754,000

Total Liabilities and Shareholders’ Equity	$5,827,000	$4,560,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
Rounded in thousands, except per share amounts	2008	2007
	(unaudited)
Revenues	$354,000	$3,561,000
Cost of goods sold	194,000	1,806,000

Gross profit	160,000	1,755,000
Selling, general and administrative	1,209,000	1,317,000
Research and development	188,000	139,000

Income (loss) from operations	(1,237,000)	299,000

Other income/(expense):
Loss on derivative revaluation	(63,000)	—
Interest income	8,000	13,000
Interest expense	(2,000)	—

Income (loss) before provision for income taxes	(1,294,000)	312,000
Income tax provision	2,000	—

Net income (loss)	$(1,296,000)	$312,000

Net income (loss) per share:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.01

Weighted average shares outstanding:
Basic	20,247,000	19,839,000
Diluted	20,247,000	20,997,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
Rounded in thousands	2008	2007
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,296,000)	$312,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,000	13,000
Provision for bad debts	2,000	(21,000)
Non-cash compensation to employees and directors	13,000	84,000
Non-cash compensation to consultants	—	2,000
Loss on derivative revaluation	63,000	—
Changes in operating assets and liabilities:
Accounts receivable	854,000	(3,000,000)
Inventories, net	(1,299,000)	711,000
Other current assets	(49,000)	(44,000)
Accounts payable	1,097,000	(120,000)
Accrued expenses	(49,000)	(18,000)
Accrued payroll and related taxes	64,000	27,000

Net cash (used in) operating activities	(587,000)	(2,054,000)

Cash flows from financing activities:
Proceeds from bank note payable	1,000,000	—

Net cash provided by financing activities	1,000,000	—

Net increase (decrease) in cash	413,000	(2,054,000)
Cash, beginning of period	325,000	2,388,000

Cash, end of period	$738,000	$334,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$2,000	$—
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an accrual of $161,000 (Note 10)	$375,000	$—
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(rounded in thousands)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2008 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-KSB filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.
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
On October 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on October 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on October 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements. See Note 9 — Fair Value Measurements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued:
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Management is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 141 (R) will have on the Company’s financial position, results of operations or cash flows.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Management is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 160 will have on the Company’s financial position, results of operations or cash flows.
In March 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” which establishes the disclosure requirements for derivative instruments and for hedging activities. This Statement amends and expands the disclosure requirements of Statement 133 with the intent to provide users of financial statements with an enhanced understanding of derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. Management does not expect adoption of SFAS 161 to have a material impact on the Company’s consolidated financial statements.
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
As of December 31, 2008 the Company has invested in four $250,000 bonds which are Auction Rate Securities, all of which are securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during 2008. As such, quoted prices in active markets are not readily available at this time. The Company’s investment advisory firm as well as the original marketing bank (UBS) have contractually committed to repurchasing the bonds, at par value, no later than June 2010. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments and classified the investments as long term assets. The discounted cash flow analysis performed by the Company considered the timing of expected future payments, and the creditworthiness of the issuer and guarantor, as well as commitments to repurchase the securities. In accordance with FSP FAS 115-1 and SAB Topic 5M, the Company considered the following factors in determining whether any impairment of its Auction Rate Securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions.
Additionally, as of September 30, 2008 the Company had established a non-recourse bank note payable for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the note. In October 2008, to ensure the 100% liquidity available at par value under the terms of the bank note payable, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. As of December 31, 2008 the interest rates on the bonds ranged from 0% to 3.376% and the bank note matures in June 2010. The current proceeds of the loan are now invested in a money market account.

4. EARNINGS (LOSS) PER SHARE
Earnings (loss) per share is computed by dividing the income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants.
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective period indicated:

Three Months Ended
December 31, 2007
(unaudited)
Numerator: Net income	$312,000

Denominator:
Denominator for basic earnings per share — weighted average shares	19,839,000
Effect of dilutive securities Employee stock options	1,158,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	20,997,000

Basic earnings per share	$0.02

Diluted earnings per share	$0.01

For the three months ended December 31, 2008, the fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive.
Common shares from exercise of certain options and warrants have been excluded from the computation of diluted loss per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended December 31, 2008, the number of shares excluded was 5,281,000.
5. INVENTORIES

	December 31,	September 30,
Inventories were comprised of:	2008	2008
	(unaudited)
Raw materials	$1,703,000	$1,371,000
Work in process	258,000	149,000
Finished goods	1,083,000	225,000

	$3,044,000	$1,745,000

6. USE OF ESTIMATES
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
7. STOCK BASED COMPENSATION
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the three months ended December 31, 2008 and 2007:

	For the Three Months
	Ended December 31,
	2008	2007
Risk-free interest rate	2.37%	4.16%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	101%	105%
Weighted-average volatility	101%	105%
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

A summary of the Company’s stock option activity as of December 31, 2008, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value*

Outstanding at October 1, 2008	1,443,000	$2.77	2.74
Granted	450,000	$0.73	4.42
Exercised	—	—	—
Forfeited or Expired	(50,000)	$0.88

Outstanding at December 31, 2008	1,843,000	$2.33	3.00	$-0-

Exercisable at December 31, 2008	1,360,000	$2.87	2.37	$-0-	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.55 at December 31, 2008.

A summary of the status of the Company’s non-vested stock options as of December 31, 2008, and changes during the three months ended December 31, 2008, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2008	45,000	$1.27
Granted	450,000	$0.51
Forfeited or Expired	—	—
Vested	(12,000)	$1.20

Non-vested at December 31, 2008 31,202007	483,000	$0.56

As of December 31, 2008, there was $19,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.39 years. The total fair value of options vested during the three months ended December 31, 2008 was $14,000.
In October 2008, the Company granted a total of 450,000 new stock options to four officers. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ended September 30, 2009. No expense has been recorded because achievement of the milestones are not deemed probable as of December 31, 2008.
Total compensation expense related to outstanding options for the three months ended December 31, 2008 and 2007 was $13,000 and $84,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
At December 31, 2008 and 2007, 3,388,000 and 3,691,000 warrants were outstanding and 2,451,000 and 2,754,000 warrants were vested, respectively.
There was no compensation expense related to outstanding warrants for the three months ended December 31, 2008. For the three months ended December 31, 2007 compensation expense was $2,000.

8. INCOME TAXES
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at December 31, 2008. As of December 31, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
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
9. FAIR VALUE OF MEASUREMENTS
Effective October 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) except as it applies to the non-financial assets and non-financial liabilities subject to Financial Staff Position SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs, other than quoted prices, that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 with the exception of our investments in auction rate securities, which are classified as Level 3. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 3 because there are no active markets for the auction rate securities and therefore the Company is unable to obtain independent valuations from market sources. Therefore, the auction rate securities were valued using a discounted cash flow model. Some of the inputs to the cash flow model are unobservable in the market. The total amount of assets measured using Level 3 valuation methodologies represented 17% of total assets as of December 31, 2008.

The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of December 31, 2008. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	December 31, 2008 (unaudited)
	Portion of
	Carrying Value
	Measured at Fair
Items measured at fair value on a recurring basis	Value	Level 1	Level 3

Cash equivalents: Money Market funds	$738,000	$738,000	$—
Long-term investment: Auction Rate Securities	1,000,000	—	1,000,000

	$1,738,000	$738,000	$1,000,000

10. CONTINGENCIES AND OTHER MATTERS
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
The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of pending disputes, and management cannot predict whether any liability arising from pending claims and litigation will be material in relation to the Company’s consolidated financial position or results of operations.
11. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 10 above and is recorded in accordance with FAS 141, “Business Combinations”. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2008, the Company determined that no such impairment indicators exist.

12. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 10, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. A derivative liability of $161,000 has initially been recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying income statement. At December 31, 2008, the difference in the fair value of the common stock and the guaranteed value of $375,000 amounted to $224,000. Accordingly the Company has recorded a mark to market adjustment of $63,000 as a ‘loss on derivative revaluation’ under other income / expense in the accompanying consolidated financial statements.
13. SUBSEQUENT EVENTS
In January the Company announced orders for $1.3 million for NightHunter products to be included in non-lethal force protection integration projects and $1 million for SuperVision devices from master distributors that primarily serve the U.S. law enforcement market.
In February the Company announced a follow-on purchase order valued at approximately $1 million to be included in the non-lethal force projection integration projects. The Company expects orders under this NightHunter procurement program to total approximately $4.5 million during 2009.
In January 2009 the Company appointed Larry Curfiss to the Company’s Executive Committee under the terms of a two-year consulting agreement at a rate of $15,000 per month, plus stock options for 125,000 shares of common stock. The agreement may be terminated by either party upon thirty days written notice and the options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. No expense has been recorded because the achievement of the milestones is not yet deemed probable.
In February the Company announced that Chuck Hunter resigned as Chief Executive Officer and has become a consultant to the Company, allowing him to focus primarily on sales initiatives for the Company’s NightHunter high-intensity illumination and SuperVision high-definition night vision products to military customers. The responsibilities of the CEO have been assumed by the Company’s Executive Committee, which consists of Chairman Alan Magerman, President Jeff Kennedy, and Larry Curfiss, who was elected to the Executive Committee in January 2009 and was previously Vice President and Director of Business Development for ITT Night Vision from 2000 until his retirement in 2007.
In connection with Mr. Hunter’s appointment as a consultant to the Company, the Company entered into a consulting agreement, which has an initial term of one year and will automatically be extended each year for another one-year term unless terminated by either party upon thirty days written notice. The Company will pay a monthly fee of $10,000 plus 3% of net payments received by the Company from specified purchase orders.
In January 2009 the Company made a proposal to modify certain terms for warrants for 840,000 shares of common stock that were due to expire on January 23, 2009. The warrant holders have until February 18, 2009 to make a decision on the proposed alternatives.

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
Results of Operations
Three-months ended December 31, 2008 compared to the three-months ended December 31, 2007
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our new SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended December 31, 2008 were $354,000 compared to revenues of $3,561,000 for the quarter ended December 31, 2007. In the 2008 quarter, 53% of the revenue was from sales of Supervision units and 47% was from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 92% of revenue to the military market in the same quarter of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter II and NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentage was 45% and 49% for the quarter ended December 31, 2008 and 2007, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $108,000 to $1,209,000 for the quarter ended December 31, 2008 as compared to $1,317,000 for the quarter ended December 31, 2007. The decrease is primarily attributed to decreases in trade show, advertising, and marketing and expenses of $193,000 and a decrease in non-cash compensation expenses for stock options and warrants of $71,000 offset by an increase in travel and samples expenses of $72,000 and an increase in legal and accounting fees of $64,000.
Research & Development: Research and development expenses were $188,000 for the quarter ended December 31, 2008 compared to $139,000 for the quarter ended December 31, 2007. The increase is primarily attributed to continued development costs for the Company’s product lines.

Other Income (Expense): In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of transaction of $161,000. At December 31, 2008, the fair value of the common stock decreased in value and the Company has recorded the mark to market adjustment of $63,000 as a loss on derivative revaluation under other expense.
Net Income (Loss): Significantly lower sales in the current quarter accounted for net loss of $1,296,000 compared to a net income of $312,000 for the prior year quarter.
Liquidity and Capital Resources
As of December 31, 2008, the Company had working capital of $2,163,000 and a current ratio of 2.0 to 1 as compared to working capital of $2,593,000 and a current ratio of 4.2 to 1 as of September 30, 2008.
Our net loss of $1,296,000 for the three months ended December 31, 2008 negatively impacted cash. In the quarter, cash flows from financing activities included the proceeds of a $1,000,000 non-recourse loan under the terms of its bank line of credit using the Company’s investments in marketable securities as the sole collateral for the loan (see Note 3 above). Significant sources of cash from operating activities during the quarter included a decrease in accounts receivable of $854,000 and an increase in accounts payable of $1,113,000 offset by an increase in inventories of $1,299,000. Cash used by operating activities totaled $587,000 for the three months ended December 31, 2008. There were no cash flows from investing activities during the current quarter.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable
ITEM 4T. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of’ our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
The Company is involved in legal actions arising in the normal course of business. After taking into consideration legal counsel’s evaluation of such actions, management is of the opinion that their outcome will not have a significant effect on the Company’s financial position or results of operations.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 10, 2008, the Company issued 275,000 unregistered shares of its common stock in connection with the Exchange Agreement described above in Part I, Item 1 of this report. The issuance of such shares was exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chairman of the Executive Committee and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.
Date: February 13, 2009	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Executive Committee Principal Executive Officer

Date: February 13, 2009	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of the Chairman of the Executive Committee and Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act