Form 10-Q
period 2009-03-31
Xenonics Holdings, Inc.
filed 2009-05-13
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification No.)

3186 Lionshead Avenue Carlsbad, California	92010
(Address of principal executive offices)	(Zip code)
(760) 477-8900
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 20,458,968 shares of common stock outstanding as of May 1, 2009.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Rounded in thousands, except par value	2009	2008
	(unaudited)
Assets
Current Assets:
Cash	$594,000	$325,000
Accounts receivable, net	791,000	954,000
Inventories	1,927,000	1,745,000
Other current assets	230,000	375,000
Investments in marketable securities (Note 3)	1,000,000	—

Total Current Assets	4,542,000	3,399,000

Investments in marketable securities (Note 3)	—	1,000,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $190,000 and $162,000	164,000	161,000
Goodwill	375,000	—

Total Assets	$5,081,000	$4,560,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$968,000	$539,000
Accrued expenses	209,000	94,000
Accrued payroll and related taxes	176,000	173,000
Bank note payable (Note 3)	1,000,000	—

Total Current Liabilities	2,353,000	806,000

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2009 and September 30, 2008; 20,572,000 shares issued as of March 31, 2009 and 20,296,000 as of September 30, 2008; 20,459,000 shares outstanding as of March 31, 2009 and 20,184,000 as of September 30, 2008	20,000	20,000
Additional paid-in capital	24,275,000	23,744,000
Accumulated deficit	(21,261,000)	(19,704,000)

	3,034,000	4,060,000
Less treasury stock, at cost, 113,000 shares as of March 31, 2009 and September 30, 2008	(306,000)	(306,000)

Total Shareholders’ Equity	2,728,000	3,754,000

Total Liabilities and Shareholders’ Equity	$5,081,000	$4,560,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
Rounded in thousands, except per share amounts	2009	2008	2009	2008
	(unaudited)		(unaudited)
Revenues	$2,802,000	$3,622,000	$3,156,000	$7,182,000
Cost of goods sold	1,582,000	1,944,000	1,776,000	3,750,000

Gross profit	1,220,000	1,678,000	1,380,000	3,432,000
Selling, general and administrative	1,371,000	1,270,000	2,580,000	2,586,000
Research and development	154,000	203,000	343,000	341,000

Income (loss) from operations	(305,000)	205,000	(1,543,000)	505,000

Other income/(expense):
Gain (loss) on derivative revaluation	44,000	—	(19,000)	—
Other income	4,000	—	4,000	—
Interest income	1,000	18,000	10,000	31,000
Interest (expense)	(5,000)	—	(7,000)	—

Income (loss) before provision for income taxes	(261,000)	223,000	(1,555,000)	536,000
Income tax provision	—	1,000	2,000	2,000

Net income (loss)	$(261,000)	$222,000	$(1,557,000)	$534,000

Net income (loss) per share:
Basic	$(0.01)	$0.01	$(0.08)	$0.03
Fully-diluted	$(0.01)	$0.01	$(0.08)	$0.03

Weighted average shares outstanding:
Basic	20,246,000	19,869,000	20,405,000	19,896,000
Fully-diluted	20,246,000	20,932,000	20,405,000	20,904,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
Rounded in thousands	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,557,000)	$534,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	28,000	27,000
Provision for bad debts	(6,000)	(21,000)
Non-cash compensation to employees and directors	238,000	166,000
Non-cash compensation to consultants	79,000	2,000
Loss on derivative revaluation	19,000	—
Changes in operating assets and liabilities:
Accounts receivable	169,000	(3,187,000)
Inventories	(182,000)	916,000
Other current assets	144,000	12,000
Accounts payable	429,000	214,000
Accrued expenses	(65,000)	11,000
Accrued payroll and related taxes	3,000	27,000

Net cash (used in) operating activities	(701,000)	(1,299,000)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(30,000)	—
Purchases of investments in marketable securities	—	(1,000,000)

Net cash (used in) investing activities	(30,000)	(1,000,000)

Cash flows from financing activities:
Proceeds from bank note payable	1,000,000	—
Proceeds in connection with the exercise of warrants	—	60,000

Net cash provided by financing activities	1,000,000	60,000

Net increase (decrease) in cash	269,000	(2,239,000)
Cash, beginning of period	325,000	2,388,000

Cash, end of period	$594,000	$149,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$7,000	$—
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 10)	$375,000	$—
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
On October 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on October1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for the Company on October 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on the Company’s consolidated financial statements. See Note 9 — Fair Value Measurements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Assets and Liabilities —including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued:
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Management is in the process of evaluating this standard and has not yet determined the impact that the adoption of SFAS 141 (R) will have on the Company’s financial position, results of operations or cash flows.
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
3. ACCOUNTING POLICY FOR INVESTMENTS IN MARKETABLE SECURITIES
The Company accounts for its investments in marketable securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This statement requires investment securities to be classified as held to maturity, available for sale or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.
As of March 31, 2009 the Company has invested in four $250,000 bonds which are Auction Rate Securities, all of which are securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each have interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company have experienced failed auctions during 2008 and 2009. As such, quoted prices in active markets are not readily available at this time. The Company’s investment advisory firm as well as the original marketing bank (UBS) have contractually committed to repurchasing the bonds, at par value, no later than June 2010. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on its Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions. On April 3, 2009 the bank repurchased the bonds.
Additionally, as of September 30, 2008 the Company had established a non-recourse bank note payable for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the bank note payable. In October 2008, to ensure the 100% liquidity available at par value under the terms of the bank note payable, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. As of March 31, 2009 the interest rates on the bonds ranged from 0% to 5.629% and the bank note matures in June 2010. On April 3, 2009 concurrent with their repurchase of the bonds, the bank paid off the bank note payable.
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

The fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three and six months ended March 31, 2009, the number of shares excluded was 300,000.
Common shares from exercise of certain options and warrants have been excluded from the computation of diluted loss per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three and six months ended March 31, 2009, the number of shares excluded was 5,424,000.
The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective period indicated:

	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008

Numerator: Net income (loss)	$222,000	$534,000

Denominator:
Denominator for basic earnings per share - weighted average shares	19,869,000	19,896,000
Effect of dilutive securities:
Employee stock options	1,063,000	1,008,000

Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	20,932,000	20,904,000

Basic earnings per share	$0.01	$0.03

Diluted earnings per share	$0.01	$0.03

5. INVENTORIES
Inventories were comprised of :

	March 31,	September 30,
	2009	2008
	(unaudited)
Raw materials	$1,357,000	$1,371,000
Work in process	137,000	149,000
Finished goods	433,000	225,000

	$1,927,000	$1,745,000

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the six months ended March 31, 2009 and 2008:

	For the Six Months
	Ended March 31,
	2009	2008
Risk-free interest rate	1.47% – 2.37%	4.16%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	101% – 103%	105%
Weighted-average volatility	103%	105%
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
A summary of the Company’s stock option activity as of March 31, 2009, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2008	1,443,000	$2.77	2.74
Granted	1,490,000	$0.68	4.18
Exercised	—	—
Forfeited, Expired or Cancelled	(700,000)	$2.82

Outstanding at March 31, 2009	2,233,000	$1.36	3.95	$55,000

Exercisable at March 31, 2009	1,308,000	$1.82	3.39	$28,000	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.71 at March 31, 2009.

A summary of the status of the Company’s non-vested stock options as of March 31, 2009, and changes during the six months ended March 31, 2009, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2008	45,000	$1.27
Granted	1,490,000	$0.42
Forfeited or Expired	(134,000)	$1.76
Vested	(476,000)	$0.48

Non-vested at March 31, 2009	925,000	$0.47

As of March 31, 2009, there was $416,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock options plans. Those costs are expected to be recognized over a weighted-average period of 0.98 years. The total fair value of options vested during the six months ended March 31, 2009 was $228,000.
In October 2008, the Company granted a total of 325,000 new stock options. These options would have vested only if certain revenue and profitability milestones were achieved for the fiscal year ending September 30, 2009. In March 2009 for these and an additional 125,000 stock options that were previously granted, the revenue and profitability milestones were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of March 31, 2009.
In March 2009, the Company granted a total of 400,000 new stock options to two officers. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. No expense has been recorded because achievement of the milestones is not deemed probable as of March 31, 2009. In addition, the Company granted a total of 100,000 new stock options to three other persons. For the six months ended March 31, 2009 compensation expense for these additional stock options was $23,000.
Total compensation expense related to outstanding options for the three months ended March 31, 2009 and 2008 was $225,000 and $82,000, respectively. For the six months ended March 31, 2009 and 2008 compensation expense was $238,000 and $166,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
At March 31, 2009 and 2008, 3,490,000 and 3,591,000 warrants were outstanding and 2,554,000 and 2,654,000 warrants were vested, respectively.
Compensation expense related to outstanding warrants was $79,000 for the three months and six months ended March 31, 2009. For the three months ended March 31, 2008 there was no compensation expense. For the six months ended March 31, 2008 compensation expense was $2,000.
In January 2009 the Company made a proposal to modify certain terms for warrants for 840,000 shares of common stock that were due to expire on January 23, 2009. The warrant holders had until February 18, 2009 to make a decision on the proposed alternatives. The responses to the proposal were that warrant holders for 643,000 shares elected to extend their exercise dates to July 23, 2009 at exercise prices that are three times higher than the original exercise prices of these warrants. Compensation expense related to the extended warrants was $4,000 for the three and six months ended March 31, 2009. Warrants for 197,000 shares expired.
In March 2009 the Company granted warrants for 300,000 shares of common stock for financial advisory services.

8. INCOME TAXES
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at March 31, 2009. As of March 31, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the six months ended March 31, 2009, the Company’s deferred tax assets and corresponding valuation allowance increased by $566,000.
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
In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 1 because there were repurchased by the original marketing bank — see Note 3.

The table below shows, by level, the Company’s financial assets that were accounted for at fair value as of March 31, 2009. The table does not include assets and liabilities which are measured at historical cost or any basis other than fair value (in thousands):

	March 31, 2009 (unaudited)
	Portion of
	Carrying Value
	Measured at Fair
Items measured at fair value on a recurring basis	Value	Level 1

Cash equivalents: Money Market funds	$594,000	$594,000
Investment: Auction Rate Securities (Note 3)	1,000,000	1,000,000

	$1,594,000	$1,594,000

10. COMMITMENTS AND CONTINGENCIES
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
11. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 10 above and is recorded in accordance with FAS 141, “Business Combinations”. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2009, the Company determined that no such impairment indicators exist.

12. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 10, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. A derivative liability of $161,000 was initially recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying consolidated financial statements. At March 31, 2009, the difference in the fair value of the common stock and the guaranteed value of $375,000 amounted to $180,000. Accordingly the Company has recorded a mark to market adjustment for the three months ended March 31, 2009 of $44,000 as a gain on derivative revaluation. For the six months ended March 31, 2009, the mark to market adjustments resulted in a net loss on derivative revaluation of $19,000.

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
Results of Operations
Three-months ended March 31, 2009 compared to the three-months ended March 31, 2008
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended March 31, 2009 were $2,802,000 compared to revenues of $3,622,000 for the quarter ended March 31, 2008. In the 2009 quarter, 25% of revenues were from sales of Supervision units and 75% were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 92% of revenues to the military market in the same quarter of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 44% and 46% for the quarters ended March 31, 2009 and 2008, respectively. The gross profit percentage in the 2009 quarter was negatively impacted by sales of SuperVision products to new master distributors at wholesale prices.
Selling, General and Administrative: Selling, general and administrative expenses increased by $101,000 to $1,371,000 for the quarter ended March 31, 2009 as compared to $1,270,000 for the quarter ended March 31, 2008. The increase is primarily attributed to increases in non-cash compensation expenses for stock options of $143,000 and warrants of $79,000 and increases in travel and sample expenses of $45,000 offset by decreases in trade show and advertising expenses of $169,000.

Research & Development: Research and development expenses were $154,000 for the quarter ended March 31, 2009 compared to $203,000 for the quarter ended March 31, 2008. The decrease is primarily attributed to a decrease in the use of outside contractors for the development of the Company’s product lines.
Other Income (Expense): In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of transaction of $161,000. At March 31, 2009, the fair value of the common stock increased in value and the Company recorded the mark to market adjustment of $44,000 as a gain on derivative revaluation.
Net Income (Loss): Significantly lower revenues in the current quarter accounted for a net loss of $261,000 compared to a net income of $222,000 for the prior year quarter.
Six months ended March 31, 2009 compared to the six months ended March 31, 2008
Revenues: Revenues for the six months ended March 31, 2009 were $3,156,000 compared to revenues of $7,182,000 for the six months ended March 31, 2008. For the six months ended March 31, 2009, 72% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 90% of revenues to the military market in the same six month period of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 44% and 48% for the six months ended March 31, 2009 and 2008, respectively. The gross profit percentage for the first six month period of 2009 was negatively impacted by the higher percentage of sales of SuperVision products which have lower margins, including those sold to the new master distributors.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $6,000 to $2,580,000 for the six months ended March 31, 2009 as compared to $2,586,000 for the six months ended March 31, 2008. Increases in non-cash compensation expenses for stock options of $72,000 and for warrants of $77,000, for consulting expenses of $64,000, for office relocation expenses of $19,000 and for travel and samples expenses of $117,000 were offset by decreases of $362,000 for trade show, advertising, and marketing expenses.
Research & Development: Research and development expenses were $343,000 for the six months ended March 31, 2009 compared to $341,000 for the six months ended March 31, 2008. The Company continues to spend for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
Net Income (Loss): Significantly lower revenues in the current six month period accounted for a net loss of $1,557,000 compared to a net income of $534,000 for the prior year six-month period.

Liquidity and Capital Resources
As of March 31, 2009, the Company had working capital of $2,190,000 and a current ratio of 1.9 to 1 as compared to working capital of $2,593,000 and a current ratio of 4.2 to 1 as of September 30, 2008.
Our net loss of $1,557,000 for the six months ended March 31, 2009 negatively impacted cash. In the first six months of this year, cash flows from financing activities included the proceeds of a $1,000,000 non-recourse loan under the terms of a bank line of credit using the Company’s investments in marketable securities as the sole collateral for the loan (see Note 3 above). Significant sources of cash from operating activities during the first six months of the current year included a decrease in accounts receivable of $169,000 and an increase in accounts payable of $429,000 offset by an increase in inventories of $182,000. Cash used by operating activities totaled $701,000 for the six months ended March 31, 2009. Cash flows used by investing activities during the first six months of the current year included $30,000 for purchases of equipment, furniture and fixtures incurred during the course of the Company’s relocation to new offices in January 2009.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
ITEM 4T. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file with, or submit to, the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive and financial officers, of the effectiveness of the design and operation of’ our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: May 13, 2009	By:	/s/ Alan P. Magerman Alan P. Magerman
Chairman of the Executive Committee
Chief Executive Officer

Date: May 13, 2009	By:	/s/ Richard S. Kay Richard S. Kay
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act