Form 10-Q
period 2009-06-30
Xenonics Holdings, Inc.
filed 2009-08-14
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification No.)

3186 Lionshead Avenue	92010
Carlsbad, California (Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 20,458,968 shares of common stock outstanding as of August 1, 2009.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
Rounded in thousands, except par value	2009	2008
	(unaudited)

Assets

Current Assets:

Cash	$514,000	$325,000

Accounts receivable, net	1,228,000	954,000

Inventories	1,971,000	1,745,000

Other current assets	112,000	375,000

Total Current Assets	3,825,000	3,399,000

Investments in marketable securities (Note 3)	—	1,000,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $205,000 and $162,000	154,000	161,000

Goodwill	375,000	—

Total Assets	$4,354,000	$4,560,000

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$1,350,000	$539,000

Accrued expenses	344,000	94,000

Accrued payroll and related taxes	208,000	173,000

Total Current Liabilities	1,902,000	806,000

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2009 and September 30, 2008; 20,572,000 shares issued as of June 30, 2009 and 20,296,000 as of September 30, 2008; 20,459,000 shares outstanding as of June 30, 2009 and 20,184,000 as of September 30, 2008	20,000	20,000

Additional paid-in capital	24,239,000	23,744,000

Accumulated deficit	(21,501,000)	(19,704,000)

	2,758,000	4,060,000

Less treasury stock, at cost, 113,000 shares as of June 30, 2009 and September 30, 2008	(306,000)	(306,000)

Total Shareholders’ Equity	2,452,000	3,754,000

Total Liabilities and Shareholders’ Equity	$4,354,000	$4,560,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
Rounded in thousands, except per share amounts	2009	2008	2009	2008
	(unaudited)		(unaudited)

Revenues	$2,132,000	$1,892,000	$5,288,000	$9,074,000

Cost of goods sold	1,142,000	1,244,000	2,918,000	4,995,000

Gross profit	990,000	648,000	2,370,000	4,079,000

Selling, general and administrative	1,049,000	1,149,000	3,629,000	3,735,000

Research and development	158,000	289,000	501,000	630,000

Income (loss) from operations	(217,000)	(790,000)	(1,760,000)	(286,000)

Other income/(expense):

Gain (loss) on derivative revaluation	(33,000)	—	(52,000)	—

Other income	6,000	—	10,000	—

Interest income	4,000	7,000	14,000	39,000

Interest (expense)	—	—	(7,000)	—

Income (loss) before provision for income taxes	(240,000)	(783,000)	(1,795,000)	(247,000)

Income tax provision	—	—	2,000	2,000

Net income (loss)	$(240,000)	$(783,000)	$(1,797,000)	$(249,000)

Net income (loss) per share:

Basic	$(0.01)	$(0.04)	$(0.09)	$(0.01)
Fully-diluted	$(0.01)	$(0.04)	$(0.09)	$(0.01)

Weighted average shares outstanding:

Basic	20,459,000	19,871,000	20,387,000	19,900,000
Fully-diluted	20,459,000	19,871,000	20,387,000	19,900,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
Rounded in thousands	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,797,000)	$(249,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	43,000	40,000
Provision for bad debts	(7,000)	(42,000)
Non-cash compensation to employees and directors	251,000	225,000
Non-cash compensation to consultants	30,000	2,000
Loss on derivative revaluation	52,000	—
Changes in operating assets and liabilities:
Accounts receivable	(267,000)	(931,000)
Inventories	(226,000)	866,000
Other current assets	263,000	(5,000)
Accounts payable	811,000	(469,000)
Accrued expenses	37,000	(100,000)
Accrued payroll and related taxes	35,000	65,000

Net cash (used in) operating activities	(775,000)	(598,000)

Cash flows from investing activities
Purchases of equipment, furniture and fixtures	(36,000)	—
Proceeds from and (purchases) of investments in marketable securities	1,000,000	(1,000,000)

Net cash provided by (used in) investing activities	964,000	(1,000,000)

Cash flows from financing activities:
Proceeds from bank note payable	1,000,000	—
Repayment of bank note payable	(1,000,000)	—
Proceeds in connection with the exercise of warrants	—	70,000

Net cash provided by financing activities	—	70,000

Net increase (decrease) in cash	189,000	(1,528,000)
Cash, beginning of period	325,000	2,388,000

Cash, end of period	$514,000	$860,000

Supplemental cash flow information:

Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$7,000	—

Supplemental schedule of non-cash financing activities:

The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 10)	$375,000	$—
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
On June 30, 2009, we adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the consolidated financial statements.

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
On June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the consolidated financial statements.
On June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of FSP FAS 107-1/APB 28-1 had no impact on the consolidated financial statements.
Recently Issued:
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Management does not expect adoption of SFAS 141 (R) to have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that FSP FAS 141R-1 will have on our consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, Determining the Useful Life of Intangible Assets (FSP FAS 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date. We are currently evaluating the impact that FSP FAS 142-3 will have on our consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Management does not expect adoption of SFAS 160 to have a material impact on the Company’s consolidated financial statements.
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
On June 30, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Management does not expect the adoption of SFAS 165 to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46R to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on October 1, 2010, earlier application is prohibited. We are currently evaluating the potential impact of SFAS 166 on the consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51(FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. SFAS 167 becomes effective for the Company on October 1, 2010, earlier application is prohibited. We are currently evaluating the potential impact of SFAS 167 on the consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification ™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have a material impact on the consolidated financial statements.
In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies are required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. Management has determined that the adoption of the FSP will not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management is currently assessing the impact of EITF 07-5 on the Company’s consolidated financial statements.

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
Additionally, as of September 30, 2008 the Company had established a non-recourse bank note payable for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the bank note payable. In October 2008, to ensure the 100% liquidity available at par value under the terms of the bank note payable, the Company borrowed the entire $1,000,000, which does not require any principal payments and the interest rate charged is limited to the interest earned on the collateral bonds. As of March 31, 2009 the interest rates on the bonds ranged from 0% to 5.629% and the bank note matures in June 2010. On April 3, 2009 concurrent with their repurchase of the bonds, the proceeds were used to pay off the bank note payable at fair value.
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
The fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three and nine months ended June 30, 2009, the number of options and warrants excluded was 300,000. For the three and nine months ended June 30, 2008, the number of options and warrants excluded was 2,175,000.
Common shares from exercise of certain options and warrants have been excluded from the computation of diluted loss per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three and nine months ended June 30, 2009, the number of options and warrants excluded was 5,349,000. For the three and nine months ended June 30, 2008, the number of options and warrants excluded was 3,441,000.

5. INVENTORIES
Inventories were comprised of :

	June 30,	September 30,
	2009	2008
	(unaudited)
Raw materials	$1,182,000	$1,371,000
Work in process	120,000	149,000
Finished goods	669,000	225,000

	$1,971,000	$1,745,000

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the nine months ended June 30, 2009 and 2008:

	For the Nine Months Ended
	June 30,
	2009	2008
Risk-free interest rate	1.47% – 2.37%	3.02% – 4.16%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	101% – 103%	100% – 105%
Weighted-average volatility	103%	102%
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

A summary of the Company’s stock option activity as of June 30, 2009, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2008	1,443,000	$2.77	2.74
Granted	1,490,000	$0.68	3.93
Exercised	—	—
Forfeited, Expired or Cancelled	(700,000)	$2.82

Outstanding at June 30, 2009	2,233,000	$1.36	3.70	$-0-

Exercisable at June 30, 2009	1,333,000	$1.82	3.15	$-0-	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.59 at June 30, 2009.

A summary of the status of the Company’s non-vested stock options as of June 30, 2009, and changes during the nine months ended June 30, 2009, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2008	45,000	$1.27
Granted	1,490,000	$0.42
Forfeited or Expired	(134,000)	$1.76
Vested	(501,000)	$0.51

Non-vested at June 30, 2009	900,000	$0.46

As of June 30, 2009, there was $403,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock options plans. Those costs are expected to be recognized over a weighted-average period of 0.75 years. The total fair value of options vested during the nine months ended June 30, 2009 was $256,000.
In October 2008, the Company granted a total of 325,000 new stock options to the three current officers. These options would have vested only if certain revenue and profitability milestones were achieved for the fiscal year ending September 30, 2009. In March 2009 for these and an additional 125,000 stock options that were previously granted, the revenue and profitability milestones were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of June 30, 2009.
In March 2009, the Company granted a total of 400,000 new stock options to two officers. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. No expense has been recorded because achievement of the milestones is not deemed probable as of June 30, 2009. In addition, the Company granted a total of 100,000 new stock options to one non-employee and two employees. Fifty percent of these options became exercisable as of the date of grant and the remainder exercisable one year later. They have an exercise price of $0.68 per share, which was the closing price on the date of grant of March 24, 2009, and expire in 5 years For the nine months ended June 30, 2009 compensation expense for these additional stock options was $29,000.

Total compensation expense related to outstanding options for the three months ended June 30, 2009 and 2008 was $13,000 and $59,000, respectively. For the nine months ended June 30, 2009 and 2008 compensation expense was $251,000 and $225,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
At June 30, 2009 and 2008, 3,416,000 and 3,578,000 warrants were outstanding and 2,479,000 and 2,641,000 warrants were vested, respectively.
In January 2009 the Company made a proposal to modify certain terms of warrants for 840,000 shares of common stock that were due to expire on January 23, 2009. The warrant holders had until February 18, 2009 to make a decision on the proposed alternatives. The responses to the proposal were that warrant holders for 643,000 shares elected to extend their exercise dates to July 23, 2009 at exercise prices that are three times higher than the original exercise prices of these warrants. Warrants for 197,000 shares expired at that time. As of July 24, 2009 the warrants for the remaining 643,000 shares also expired. Compensation expense related to the extended warrants was $5,000 for the three months ended June 30, 2009 and $8,000 for the nine months ended June 30, 2009.
In March 2009 the Company granted warrants for 300,000 shares of common stock for financial advisory services. The warrants have an exercise price of $0.50 per share and expire in five years from the date of grant.
Compensation expense related to outstanding warrants was $30,000 for the nine months ended June 30, 2009. For the nine months ended June 30, 2008 compensation expense was $2,000.
8. INCOME TAXES
The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” (FIN 48), on October 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings at June 30, 2009. As of June 30, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the nine months ended June 30, 2009, the Company’s deferred tax assets and corresponding valuation allowance increased by $174,000.

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
In accordance with SFAS 157, the Company measures its cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 1 because they were repurchased by the original marketing bank – see Note 3.
The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the three and nine months ended June 30, 2009:

	Auction Rate Securities
	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009

Balance, beginning of period	$—	$1,000,000

Transfer into Level 1	—	(1,000,000)

Balance, June 30, 2009	$—	$—

The carrying amount of our cash and equivalents, accounts receivable, and accounts payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

10. COMMITMENTS AND CONTINGENCIES
Litigation — The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleged that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants and that Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. Effective December 10, 2008 the Company agreed to repurchase the minority interest pursuant to an Exchange Agreement between the Company and Mr. Mizel (the “Exchange Agreement”), whereby Mr. Mizel transferred to the Company 125,000 shares of common stock of Xenonics in exchange for 275,000 shares of common stock of the Company with a guaranteed market value (taking into account shares of common stock sold by Mr. Mizel before December 10, 2009) of at least $375,000 on December 10, 2009. In connection with this exchange, Mr. Mizel dismissed with prejudice the action in the Delaware Superior Court.
The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of pending disputes, and management cannot predict whether any liability arising from pending claims and litigation will be material in relation to the Company’s consolidated financial position or results of operations.
11. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 10 above and is recorded in accordance with FAS 141, “Business Combinations”. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of June 30, 2009, the Company determined that no such impairment indicators exist.
12. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 10, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. A derivative liability of $161,000 was initially recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000 in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying consolidated financial statements. At June 30, 2009, the difference in the fair value of the common stock and the guaranteed value of $375,000 amounted to $213,000. Accordingly the Company has recorded a mark to market adjustment for the three months ended June 30, 2009 of $33,000 as a loss on derivative revaluation. For the nine months ended June 30, 2009 the mark to market adjustments resulted in a net loss on derivative revaluation of $52,000.

13. SUBSEQUENT EVENTS
In accordance with SFAS 165, Subsequent Events, management has evaluated subsequent events through August 13, 2009, which represents the date that the financial statements were issued.
On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The notes may be prepaid without penalty on or after January 15, 2010.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (rounded in thousands)
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes filed as part of this report.
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including as a result of the factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-KSB. We do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
Results of Operations
Three-months ended June 30, 2009 compared to the three-months ended June 30, 2008
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended June 30, 2009 were $2,132,000 compared to revenues of $1,892,000 for the quarter ended June 30, 2008. In the 2009 quarter, 90% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 10% were from sales of Supervision units. This compares to 78% of revenues to the military market in the same quarter of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 46% and 34% for the quarters ended June 30, 2009 and 2008, respectively. The gross profit percentage in the 2008 quarter was negatively impacted by sales of products at lower than usual margins.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $100,000 to $1,049,000 for the quarter ended June 30, 2009 as compared to $1,149,000 for the quarter ended June 30, 2008. The decrease is primarily attributed to decreases in non-cash compensation expenses for stock options and warrants of $95,000 and trade show, marketing and advertising expenses of $178,000 offset by increases in consulting expenses of $115,000 and travel expenses of $42,000.

Research & Development: Research and development expenses were $158,000 for the quarter ended June 30, 2009 compared to $289,000 for the quarter ended June 30, 2008. The decrease is primarily attributed to a decrease in the use of outside contractors for the development of the Company’s product lines.
Other Income (Expense): In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of the transaction of $161,000. At June 30, 2009, the fair value of the common stock decreased in value and the Company recorded the mark to market adjustment of $33,000 as a loss on derivative revaluation.
Net Income (Loss): Higher revenues with better gross margins and a decrease in expenses in the current quarter accounted for a net loss of $240,000 compared to a net loss of $783,000 for the prior year quarter.
Nine months ended June 30, 2009 compared to the nine months ended June 30, 2008
Revenues: Revenues for the nine months ended June 30, 2009 were $5,288,000 compared to revenues of $9,074,000 for the nine months ended June 30, 2008. For the nine months ended June 30, 2009, 79% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 87% of revenues to the military market in the same nine month period of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 45% and 45% for the nine months ended June 30, 2009 and 2008, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $106,000 to $3,629,000 for the nine months ended June 30, 2009 as compared to $3,735,000 for the nine months ended June 30, 2008. Increases in non-cash compensation expenses for stock options and warrants of $53,000, for consulting and other service expenses of $208,000, for office relocation expenses of $19,000 and for travel and samples expenses of $134,000 were offset by decreases of $515,000 for trade show, advertising, and marketing expenses.
Research & Development: Research and development expenses were $501,000 for the nine months ended June 30, 2009 compared to $630,000 for the nine months ended June 30, 2008. The Company continues to spend for the development of new products, including our new NightHunter 3 ultra high intensity illumination system, but has decreased the use of outside contractors.
Net Income (Loss): Significantly lower revenues in the current nine month period accounted for a net loss of $1,797,000 compared to a net loss of $249,000 for the prior year nine-month period.

Liquidity and Capital Resources
As of June 30, 2009, the Company had working capital of $1,924,000 and a current ratio of 2.0 to 1 as compared to working capital of $2,593,000 and a current ratio of 4.2 to 1 as of September 30, 2008.
Our net loss of $1,797,000 for the nine months ended June 30, 2009 negatively impacted cash. In the first nine months of this year, cash flows from financing activities included the proceeds and repayment of a $1,000,000 non-recourse loan under the terms of a bank line of credit using the sales of the Company’s investments in marketable securities as the sole collateral and source of repayment for the loan (see Note 3 above). Significant sources of cash from operating activities during the first nine months of the current year included an increase in accounts payable of $811,000 offset by an increase in accounts receivable of $267,000 and an increase in inventories of $226,000. Cash used in operating activities totaled $775,000 for the nine months ended June 30, 2009. Cash used in investing activities during the first nine months of the current year included $36,000 for purchases of equipment, furniture and fixtures incurred during the course of the Company’s relocation to new offices in January 2009.

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
ITEM 4. Submission of Matters to a Vote of Security Holders
On June 2, 2009, we held our Annual Meeting of Shareholders at the Company’s office located at 3186 Lionshead Avenue, Carlsbad, CA 92010. At the meeting the holders of our outstanding common stock acted on the following matters:
(1)	The shareholders voted on a cumulative basis for 4 directors, each to serve for a term of one year. Each nominee received the following votes:

Name of Nominee	Votes For	Votes Against	Abstain

Alan Magerman	15,541,619	97,612	599,367
Jeffrey Kennedy	15,609,916	29,315	599,367
Robert Petersen	15,313,665	325,566	599,367
Robert Buie	15,639,231	0	599,367
(2)	The shareholders voted for the ratification of the appointment of SingerLewak LLP as our independent auditors for our fiscal year ending September 30, 2009. Votes cast were as follows:

Votes For	15,827,828
Votes Against	78,814
Abstain	331,956
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.
Date: August 13, 2009	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Executive Committee Chief Executive Officer

Date: August 13, 2009	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act