Form 10-K
period 2009-09-30
XENONICS HOLDINGS, INC.
filed 2009-12-22
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	84-1433854 (I.R.S. Employer Identification Number)

3186 Lionshead Avenue Carlsbad, California (Address of principal executive offices)	92010-4701 (Zip code)
Registrant’s telephone number, including area code: (760) 477-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered NYSE Amex
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2009 was approximately $13,482,000.
There were 20,758,968 shares of the registrant’s common stock outstanding on December 4, 2009.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

Introductory Comment
Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Xenonics Holdings, Inc., a Nevada corporation, and, unless the context indicates otherwise, also includes our subsidiary, Xenonics, Inc., a Delaware corporation.
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
We are largely dependent upon government orders for our revenues. While the night vision products will expand our sales into the commercial market and the international market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal law enforcement.
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
Our Products
The NightHunter ultra-high intensity series of products currently consists of three versatile compact illumination systems — NightHunter One, NightHunter ext, and NightHunter 3, which replaced the NightHunter II. We have also introduced a tactical line of NightHunter systems to include the Modular Weapons Light (MWL) and the Tactical IR illuminator designed to work directly with SuperVision. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-visible infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. We have also developed an ultraviolet filter which enables our product to fluoresce materials from great distances for applications including forensics and special lighting effects. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the prices for our ultra-high intensity products range from $2,700 to $4,000.
The SuperVision high resolution HDTV display with an ultra-sensitive IR/visible sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and IR spectrum SuperVision allows the user to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1,000 nanometers it can operate well past the range of a conventional analog tube system. With a retail price of just $1,499 it is affordable at the local law enforcement level as well as with commercial customers. In 2008 we added two products to the SuperVision line, the SuperVision Tactical Package and the SuperVision Long Range Surveillance System. The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR in a waterproof case. The Long Range Surveillance System expands the SuperVision capability out to 100x zoom giving law enforcement facial identification out past half a mile.

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
NightHunter 3 The NightHunter 3 was designed to replace and improve upon the NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned NightHunter 3 is a 2.5 pound illuminator that exceeds the range of the NightHunter II while at the same time incorporating an integrated filter assembly, new battery technology, and off board control.
NightHunter Tactical IR The Tactical IR was designed to attach and work with SuperVision. The Tactical IR adds non-visible IR energy in situations where there is limited ambient energy such as caves, inside ships, and enclosed warehouses. It can also be used to highlight targets for better identification.
SuperVision SuperVision will allow the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.
SuperVision Tactical Package The package was designed to meet the need of law enforcement professionals. It puts together SuperVision with the Tactical IR and mount, extra batteries and a portable waterproof case. This has become the primary purchase item for the law enforcement market. This package can also include video-out capability.
SuperVision Long Range Surveillance System The system adds a long range lens, the required adapters, and a tactical case allowing the law enforcement professional the ability to view items of interest at a much great distance.
The Markets
The actual and potential markets for our products consist of the following.
Military Forces, of the United States and Foreign Allies
Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2009, we have sold more than $35,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $800,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.
According to the International Institute for Strategic Studies and the U.S. Department of Defense, there are nearly 10,400,000 active and reserve troops, approximately 800 warships, and 1,600 amphibious, major mine, and support ships, 60,000 heavy tanks, and 97,000 armored infantry vehicles in the armed forces of the United States and its key allies. Given the large number of applications for NightHunter products, we believe that this represents a substantial market opportunity for the NightHunter product line.
SuperVision has application to the US Military though it was not optimized for military operations. It is listed on the GSA schedule and is also sold through the military exchange network. With the high performance and quality of SuperVision and no export restrictions, we see a good market in the international militaries.

U.S. Department of Homeland Security
The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter and SuperVision products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. The United States Border Patrol has over 18,000 vehicles, nearly 200 marine vessels and over 1,200 canine teams deployed daily. The United States Coast Guard has a fleet of 252 cutters, 945 shore units and 1,660 boats. FEMA has over 2,600 full-time employees along with 4,000 employees on standby for disaster relief. The TSA overseas security on highway, railroads, buses, mass transit systems, ports and the 450 United States airports. Our NightHunter products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for both of our product lines. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.
Law Enforcement and Fire, Search & Rescue
We have been actively pursuing additional opportunities for sales of NightHunter illumination systems and SuperVision to law enforcement and fire, search and rescue organizations. During 2008 and 2009 we have seen significant traction in this market and we currently have over 100 U.S. local, state, or federal government agencies that have purchased and are using SuperVision. Law enforcement and fire, search and rescue represent a large market opportunity. Approximately 860,000 law enforcement personnel are estimated to be employed in the United States and there are approximately 40,000 fire, search & rescue departments in the United States. In addition the international market opportunity remains large, primarily with the SuperVision product line. SuperVision products have been sold into Europe, South America, Mexico, and Asia.
Commercial Markets
SuperVision was designed to be a high performance but affordable night vision system. Because of this, we have an excellent opportunity in several domestic and international commercial markets. There are more than 5,100,000 registered maritime vehicles in the world and over 105,000,000 hunters, fisherman and wildlife watchers. There has also been interest from several industrial customers.
Sales & Marketing
We generate most of our revenue from the direct sale of our products to customers. To date, most of our sales have been to the United States military. In the past we have depended upon top down funding through Congress matched with communication directly to end users to drive the demand.
In 2009 we made a significant strategic change for the domestic sale and distribution of all of our products. Concurrently with the termination of all of the our direct sales personnel, on July 27, 2009, we entered into an exclusive domestic distribution agreement with Aardrvark Tactical, Inc. (“ATI”) for all of our high intensity illumination systems, SuperVision high-definition night-vision devices and future products developed by us. The customer base covered by the agreement includes all United States military, all United States Federal Law Enforcement, all state and local first responders and all United States based defense contractors. ATI is one of the largest suppliers of non-lethal weapons, riot control, force protection and tactical equipment in the United States to military, law enforcement, federal government and homeland security. ATI’s core business spans from simple distribution of products for police officers to complicated military system integration providing equipment to thousands of military and civilian law enforcement units. The synergy between our two companies will allow us to leverage ATI’s proven sales, marketing and distribution capabilities across the full range of our products. ATI will not carry or offer any products that are competitive to us during the term of our agreement. To date, ATI has represented 40% of our sales. In accordance with the agreement with ATI, we will continue to honor all of the existing master distributor agreements and to expand our international dealer network.

Manufacturing
We conduct manufacturing and final assembly operations on the NightHunter One, NightHunter ext, Tactical IR, and SuperVision at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
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
In January 2003, we entered into a three-year agreement with PerkinElmer Electronics, Inc. for the manufacturing of our NightHunter II product. This agreement renews automatically for an additional 12 month term unless otherwise terminated by either party. PerkinElmer, a publicly traded company (NYSE: PKI), is a leader in the life sciences, fluid sciences and optoelectronics industries. In 2008 we extended this agreement to include NightHunter 3 and we have a fixed production price based on quantities built with any cost saving shared equally. Under the terms of this agreement, PerkinElmer will manufacture all NightHunter 3 products exclusively for Xenonics, on a fixed price basis. In return, we have agreed not to purchase any NightHunter 3 products from any other manufacturer. In addition, PerkinElmer agreed not to produce, market, or sell NightHunter 3 products to any entity except Xenonics. PerkinElmer further agreed that all intellectual property relating to the NightHunter II and 3 products is solely owned by Xenonics.
PerkinElmer is responsible for the purchasing, production, and quality assurance of the NightHunter 3 products. PerkinElmer provides the working capital required for inventory and manages the labor pool required to meet our delivery requirements without any cash investment by Xenonics. PerkinElmer has demonstrated the ability to increase production to meet growing demand. Despite this sole source relationship, Xenonics retains all documentation and know-how to build the NightHunter 3 products and owns all tooling required to produce NightHunter 3 products and related components. We believe we could transition to a second source if required without significant disruption.
Competition
Other companies that offer high intensity, portable lighting products include SureFire, LLC, Polarion-USA and Peak Beam Systems, Inc. We believe that none of these companies currently offers a product with the features or range of applications of our NightHunter series. To our knowledge, only one company, Peak Beam Systems, supplies a short-arc xenon-based product. Peak Beam’s product also has the capability of utilizing infrared and ultraviolet filters, and provides a long-range light beam. However, unlike our products, Peak Beam’s products project a “black hole” and hence an obstructed field-of-view, are not as durable, and are not a self contained unit with integrated charger and battery.
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
In the night vision market we have chosen an open spot in the market. We deliver in a high definition digital format, the capabilities of current analog Gen 3 systems, at about half to one third the price. While our system retails at $1,499, analog Gen 3 systems are typically priced over $3,800. There are also significant lower performing products, usually analog Gen 1 or 2 systems, in the sub $600 retail range. Since our performance well exceeds these systems, our real competition is with the higher end product.

Regulation
We applied to the United States Department of Commerce, Bureau of Export Administration for an export license for both SuperVision and NightHunter products. In response to our inquiry, the department assigned an EAR classification of 99. We can export all our products without a license to all countries that are not on the restricted list IAW part 746 of the EAR. Xenonics is registered with the Department of State for any restrictions under the ITAR rules. At this time there are no restrictions on any of our products.
Intellectual Property
NightHunter has twelve design and utility patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light. In addition to the foregoing patents, we also rely on certain know-how and trade secrets related to the design and manufacture of our products. We believe that the patents (both granted and pending) and our know-how and trade secrets provide protection to certain of our core technologies, and allow us to develop future products that can be scaled up or down (or to develop alternative packages for the existing products). We are not aware of any infringement of our patents or that we are infringing any patents owned by others.
SuperVision has six design and utility patents. They include the integration of the entire system as well as weapons mounting and recording capability.
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
During the fiscal years ended September 30, 2009 and 2008, we spent $623,000 and $963,000, respectively, on research and development.
Employees
As of September 30, 2009, we employed 20 persons. There are three members in our executive management team, ten persons are employed in operations, two persons in engineering, two persons in customer service and three persons in administrative support. We are not a party to any collective bargaining agreements.

Item 1A.	Risk Factors
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
For the most recent fiscal year ended September 30, 2009, we posted a net loss of $1,839,000 on revenues of $7,378,000, compared to a net loss of $1,391,000 on revenues of $10,168,000 for the year ended September 30, 2008. For the year ended September 30, 2007, we had a net loss of $4,034,000 on revenues of $4,984,000. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.
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

Because we have a new marketing and sales team, we may be unable to compete successfully against other companies that have a history and track record in the high-intensity lighting and night vision marketplaces.
We have a new marketing and sales team. On July 27, 2009, we entered into an exclusive domestic distribution agreement with Aardrvark Tactical, Inc. (“ATI”) for all of our high intensity illumination systems, SuperVision high-definition night-vision devices and future products developed by us. The customer base covered by the agreement includes all United States military, all United States Federal Law Enforcement, all state and local first responders and all United States based defense contractors. ATI is one of the largest suppliers of non-lethal weapons, riot control, force protection and tactical equipment in the United States to military, law enforcement, federal government and homeland security. ATI’s core business spans from simple distribution of products for police officers to complicated military system integration providing equipment to thousands of military and civilian law enforcement units. The synergy between our two companies will allow us to leverage ATI’s proven sales, marketing and distribution capabilities across the full range of our products. ATI will not carry or offer any products that are competitive to us during the term of our agreement. To date, ATI has represented 40% of our sales. In accordance with the agreement with ATI, we will continue to honor all of the existing master distributor agreements and to expand our international dealer network.
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
We depend on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board and Chief Executive Officer and Jeffrey P. Kennedy, our Chief Operating Officer and President. The loss of the services of one of these individuals could delay or prevent us from achieving our objectives.
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
We own the rights to eighteen patents, including 5 design patents and 13 utility patents relating to the design and configuration of our xenon illumination technology and digital lowlight viewing. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. No assurance can be given that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
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
To date, all of our revenues have been generated from the sales of our three NightHunter illumination system products (the NightHunter One, NightHunter II and NightHunter ext), related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illuination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to sell, manufacture and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.
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
Because we depend on a single manufacturer to make our NightHunter 3 products, any failure by the manufacturer to honor its obligations to us will impair our ability to deliver our products to customers.
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

Under this agreement, PerkinElmer is the sole and exclusive manufacturer of the NightHunter 3 product, and we are not permitted to engage any other manufacturer. In addition PerkinElmer is responsible for testing, packaging and maintaining product inventories. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our new NightHunter 3 product. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable or unwilling to fully live up to its obligations under our manufacturing agreement, we would lose the ability to manufacture and deliver our principal product until PerkinElmer recommences manufacturing, or until we obtain an alternate manufacturer. While we believe that we could replace PerkinElmer in such an event, any such event would adversely affect our operations and financial results during the period in which we transitioned to another manufacturer.
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
We are also authorized to issue up to 5,000,000 shares of preferred stock, the rights and preferences of which may be designated in series by the board of directors. Such designation of new series of preferred stock may be made without shareholder approval and could create additional securities which would have dividend and liquidation preferences over our common stock. Preferred shareholders could adversely affect the rights of holders of common stock by:
•	exercising voting, redemption and conversion rights to the detriment of the holders of common stock;

•	receiving preferences over the holders of common stock or surplus funds in the event of our dissolution or liquidation;

•	delaying, deferring or preventing a change in control of our company; and

•	discouraging bids for our common stock.

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
There are currently outstanding stock options and warrants entitling the holders to purchase 5,281,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting conditions. These options and warrants have exercise prices ranging from $0.50 per share to $5.75 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.
Future sales of common stock by our existing shareholders and option and warrant holders could cause our stock price to decline.
The release into the public market of a large number of freely tradable shares and restricted securities that are now eligible or subsequently become eligible for public resale under Rule 144 could cause the market price of our common stock to decline. The perception among investors that these sales may occur could produce the same adverse effect on our market price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal operations and executive offices are located at 3186 Lionshead Avenue, Carlsbad, California 92010 and our telephone number is (760) 477-8900. The Company moved into new facilities in January 2009, under the terms of a new lease that expires in March 2014. This new facility consists of approximately 13,200 square feet of leased office, warehouse and manufacturing space.

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

Item 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently traded under the symbol “XNN” on the NYSE Amex. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported on the NYSE Amex.

Year ended September 30, 2009	High	Low
First Quarter	$1.04	$0.48
Second Quarter	$0.71	$0.26
Third Quarter	$0.79	$0.55
Fourth Quarter	$0.81	$0.55

Year ended September 30, 2008	High	Low
First Quarter	$2.29	$1.48
Second Quarter	$2.00	$1.41
Third Quarter	$1.80	$1.00
Fourth Quarter	$1.20	$0.72
As of September 30, 2009, there were 20,458,968 common shares outstanding and approximately 50 shareholders of record, not including shareholders who hold their stock in “street name”.
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
Repurchase of Securities
The Company did not repurchase any shares of its common stock during the year ended September 30, 2009.
Recent Sales of Unregistered Securities
The Company has previously reported all equity securities that it sold during the period covered by this annual report that were not registered under the Securities Act.
Equity Compensation Plan Information
The following table summarizes as of September 30, 2009, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under the Company’s equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,233,000	$1.46	118,000
Equity compensation plans not approved by security holders	550,000	$1.50	—

Totals	2,783,000	$1.47	118,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraphs, the Company has not adopted without the approval of security holders any equity compensation plan under which securities of the issuer are authorized for issuance.
On September 5, 2006, the Company and a consultant entered into an agreement pursuant to which the consultant will provide consulting services relating to financial public relations enhancing the Company’s visibility in the financial community and introducing the Company and its products to possible merger candidates, financial institutions and other members of the investment community; and assisting Company personnel in preparing presentation materials in connection with meetings and conferences involving the investment community. As part of this agreement the Company issued to the consultant a five-year Warrant, vested upon issuance, to purchase 500,000 shares of the Company’s common stock at $1.60 per share (which exceeded the fair market value of the common stock as of August 31, 2006, the day before an oral agreement was made).
On March 16, 2009 the Company entered into an agreement with an independent firm for financial advisory services for a period of one year. As part of this agreement the Company issued a five year Warrant, vested upon issuance, to purchase 300,000 shares of the Company’s common stock at $0.50 per share (which exceeded the fair market value of the common stock as of the date of the agreement). Subsequently, on June 11, 2009 the Company engaged the same firm to assist in raising funds for working capital by August 31, 2009. While the Company was able to privately raise $525,000 in debt financing, this financing was not completed by the independent firm. On September 16, 2009 the Company and the independent firm mutually agreed to modify the warrant to an attainable performance level and reduce the number of warrants to 50,000.
On November 11, 2009 the Company entered into an agreement with an independent firm to conduct institutional investor services for a period of one year. As part of this agreement the Company issued a five year Warrant, vested upon issuance, to purchase 100,000 shares of the Company’s common stock at $0.50 per share. Additionally, should the independent firm provide ancillary services such as meetings or teleconferences with potential institutional investors, an additional 50,000 warrants to purchase the Company’s common stock at $0.50 per share shall be issued.

Item 6.	Selected Financial Data
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The following Management’s Discussion and Analysis or Plan of Operation, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of management, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including those described under “Risk Factors” above.
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
The SuperVision product uses a high resolution HDTV display with an ultra-sensitive IR/visible sensor and a proprietary Digital Signal Processor. This all digital format brings capabilities comparable to high end military analog systems at less than half the price. In addition the digital format allows for zoom capability. The price and capability opens the market to law enforcement and the general consumer, whether in the maritime environment, hunting, camping, security, or any other activity done in a low light situation.
We conduct all of our operations through our subsidiary, Xenonics, Inc.
How We Generate Revenue
We generate most of our revenue from the direct sale of our products to customers. To date, most of our sales have been to the United States military. In the past we have depended upon top down funding through Congress matched with communication directly to end users to drive the demand.
In 2009 we made a strategic change for the sale and distribution of all of our products. Concurrently with the termination of all of our direct sales personnel, on July 27, 2009, we entered into an exclusive domestic distribution agreement with Aardrvark Tactical, Inc. (“ATI”) for all of our high intensity illumination systems, SuperVision high-definition night-vision devices and future products developed by us. The customer base covered by the agreement includes all United States military, all United States federal law enforcement, all state and local first responders and all United States based defense contractors. ATI is one of the largest suppliers of non-lethal weapons, riot control, force protection and tactical equipment in the United States to military, law enforcement, federal government and homeland security. ATI’s core business spans from simple distribution of products for police officers to complicated military system integration providing equipment to thousands of military and civilian law enforcement units. The synergy between our two companies will allow us to leverage ATI’s proven sales, marketing and distribution capabilities across the full range of our products. ATI will not carry or offer any products that are competitive to us during the term of our agreement.
Trends in Our Business
The Company had revenue levels sufficient to generate net income in only one of the last five years. In the last four years revenue levels did not maintain traction. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products, expanding our customer base and restructuring the sales and marketing approach and team. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
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

Revenue Recognition and Accounts Receivable — The Company recognizes revenue upon shipment and transfer of title and when it has evidence that arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectibility is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
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
Investments in Marketable Securities — The Company accounts for its investments in marketable securities by classifying them as held to maturity, available for sale, or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.
As of September 30, 2008 the Company had invested in four $250,000 bonds which are Auction Rate Securities, all of which were securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each had interest rates that were reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company experienced failed auctions during 2008 and 2009. As such, quoted prices in active markets were not readily available at that time. The Company’s investment advisory firm as well as the original marketing bank (UBS) contractually committed to repurchasing the bonds, at par value, no later than June 2010. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on its Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions. On April 3, 2009 the bank repurchased the bonds.
Additionally, as of September 30, 2008 the Company had established a non-recourse bank note payable for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the bank note payable. In October 2008, to ensure the 100% liquidity available at par value under the terms of the bank note payable, the Company borrowed the entire $1,000,000, which did not require any principal payments and the interest rate charged was limited to the interest earned on the collateral bonds. On April 3, 2009 concurrent with their repurchase of the bonds, the proceeds were used to pay off the bank note payable at fair value.
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

Results of Operations
Year ended September 30, 2009 compared to September 30, 2008
We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
Revenues: Revenues for the year ended September 30, 2009 were $7,378,000 compared to revenues of $10,168,000 for the year ended September 30, 2008. In the year ended September 30, 2009, we sold $6,121,000 or 83% of our NightHunter products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as military resellers. This compares to $9,153,000 or 90% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2008. Shipments to commercial customers of our new SuperVision product accounted for 17% of revenues for the current year.
Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for NightHunter II and NightHunter 3 products that PerkinElmer manufactures for us under our manufacturing agreement.
The gross profit percentage on revenue was 46% and 44% for the years ended September 30, 2009 and 2008, respectively. The gross profit percentage in 2008 was negatively impacted by sales of products at lower than usual margins.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $391,000 to $4,535,000 for the year ended September 30, 2009 as compared to $4,926,000 for the year ended September 30, 2008. The decrease is primarily attributed to decreases in trade show, marketing, advertising and printing expenses of $694,000 and salaries and wages of $207,000 offset by increases in consulting and computer services of $231,000, bad debt expenses of $212,000, travel expenses of 54,000.
Research & Development: Research and development expenses decreased by $340,000 for the year ended September 30, 2009 compared to the prior year. The decrease is attributed to a decrease in the use of outside contractors for the development of the Company’s product lines.
Other Income / Expense: In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of the transaction of $161,000. At September 30, 2009, the fair value of the common stock decreased in value and the Company recorded the mark to market year to date adjustment of $39,000 as a loss on derivative revaluation.
For the year ended September 30, 2009, interest income was $15,000 compared to $60,000 in the prior year.
Provision for Income Taxes: For the years ended September 30, 2009 and 2008, the provision for income tax was $2,000, which represent the minimum annual payments for state taxes.
Net Loss: Lower sales in the current year accounted for the larger net loss of $1,839,000 when compared to a net loss of $1,391,000 for the prior year.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have incurred losses for the years ended September 30, 2009 and 2008 and have an accumulated deficit. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.

As of September 30, 2009, the Company had working capital of $2,436,000 and a current ratio of 2.6 to 1 as compared to working capital of $2,593,000 and a current ratio of 4.2 to 1 as of September 30, 2008. Cash on hand at the end of the year decreased by $199,000 from the amount of cash on hand as of September 30, 2008. Cash collections in October and November 2009 of accounts receivable balances outstanding as of September 30, 2009 were $1,400,000.
Historically, we invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created an accumulated deficit of $21,543,000 as of September 30, 2009. Our net loss of $1,839,000 for 2009 negatively impacted cash. Cash flows from financing activities included the proceeds and repayment of a $1,000,000 non-recourse loan under the terms of a bank line of credit using the sales of the Company’s investments in marketable securities as the sole collateral and source of repayment for the loan (see Note 5 below) and the proceeds of notes payable of $525,000. Significant sources of cash from operating activities included an increase in accounts payable of $461,000 offset by an increase in accounts receivable of $790,000 and an increase in inventories of $324,000. Cash used in operating activities totaled $1,688,000. Cash used in investing activities included $36,000 for purchases of equipment, furniture and fixtures incurred during the course of the Company’s relocation to new offices in January 2009. Currently we do not anticipate any material expenditures during the fiscal year ending September 30, 2010.
Financing activities for the year ended September 30, 2008 included the proceeds of $162,000 from the exercises of warrants to purchase 238,000 shares of common stock. Investing activities included purchases of $1,000,000 of marketable securities. As of September 30, 2008 the Company had invested in four $250,000 bonds which are Auction Rate Securities, all of which were securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each had interest rates that are reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company experienced failed auctions during 2008 and 2009. The Company’s investment advisory firm as well as the original marketing bank (UBS) had contractually committed to repurchasing the bonds, at par value, no later than June 2010. Due to these liquidity issues, the Company performed a discounted cash flow analysis to determine the estimated fair value of these investments and classified the investments as long term assets. The discounted cash flow analysis performed by the Company considered the timing of expected future payments, and the creditworthiness of the issuer and guarantor, as well as commitments to repurchase the securities. The Company considered the following factors in determining whether any impairment of its Auction Rate Securities was other-than-temporary or temporary: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the financial condition and near-term prospects of the Company; (iv) the ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value; and (v) the extent to which fair value was less than cost. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on our Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions. On April 3, 2009 the bank repurchased the bonds.
Additionally, as of September 30, 2008 the Company had established a non-recourse bank line of credit for 100% of the principal balances, using these bonds as the sole collateral for the line. As of September 30, 2008 the Company had no borrowings under this line of credit. However, in October 2008, to ensure the 100% liquidity available at par value under the terms of the bank line of credit, the Company borrowed the entire $1,000,000, which did not require any principal payments and the interest rate charged was limited to the interest earned on the collateral bonds. The proceeds of the loan were invested in certificates of deposit and money market accounts at various banks. On April 3, 2009 concurrent with their repurchase of the bonds, the proceeds were used to pay off the bank note payable at fair value.

While we significantly increased our sales and decreased our selling, general and administrative spending during the year ended September 30, 2008, we sustained a net loss. Our net loss of $1,391,000 for the year ended September 30, 2008 negatively impacted our cash balance. During the year we used $1,225,000 of cash for operations. An increase in accounts receivable of $588,000 was offset by a decrease in inventories of $890,000, non-cash stock option compensation of $239,000 and non-cash compensation of $2,000 for the granting of warrants for services.
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
Based on the amount of working capital that we had on hand on September 30, 2009 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Our marketing activity has been intensified and management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiary as of September 30, 2009 and 2008, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of Xenonics Holdings, Inc.’s internal control over financial reporting as of September 30, 2009, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.
SingerLewak LLP
Irvine, CA
December 22, 2009

CONSOLIDATED BALANCE SHEETS

	September 30,
Rounded in thousands, except par value	2009	2008
Assets

Current assets:
Cash	$126,000	$325,000
Accounts receivable, net	1,634,000	954,000
Inventories	2,069,000	1,745,000
Other current assets	119,000	375,000

Total Current Assets	3,948,000	3,399,000
Investments in marketable securities	—	1,000,000
Equipment, furniture and leasehold improvements at cost, net	130,000	161,000
Goodwill	375,000	—

Total Assets	$4,453,000	$4,560,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$1,000,000	$539,000
Accrued expenses	157,000	94,000
Accrued payroll and related taxes	156,000	173,000
Accrued derivative liability	199,000	—

Total Current Liabilities	1,512,000	806,000

Notes payable	292,000	—

Total Liabilities	1,804,000	806,000

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2009 and 2008; 20,571,000 shares issued as of September 30, 2009 and 20,296,000 as of September 30, 2008; 20,459,000 shares outstanding as of September 30, 2009 and 20,184,000 outstanding as of September 30, 2008	20,000	20,000
Additional paid-in capital	24,478,000	23,744,000
Accumulated deficit	(21,543,000)	(19,704,000)

	2,955,000	4,060,000
Less treasury stock, at cost, 113,000 shares	(306,000)	(306,000)

Total Shareholders’ Equity	2,649,000	3,754,000

Total Liabilities and Shareholders’ Equity	$4,453,000	$4,560,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2009	2008

Revenue	$7,378,000	$10,168,000
Cost of goods sold	4,005,000	5,728,000

Gross profit	3,373,000	4,440,000

Selling, general and administrative	4,535,000	4,926,000
Research and development	623,000	963,000

Income (loss) from operations	(1,785,000)	(1,449,000)

Other income (expense):
Gain (loss) on derivative revaluation	(39,000)	—
Other income	10,000	—
Interest income	15,000	60,000
Interest (expense)	(38,000)	—

Income (loss) before provision for income taxes	(1,837,000)	(1,389,000)

Income tax provision	2,000	2,000

Net income (loss)	$(1,839,000)	$(1,391,000)

Net loss per share:
Basic and diluted	$(0.09)	$(0.07)

Weighted average shares outstanding
Basic and diluted	20,405,000	19,948,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
Rounded in thousands	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at September 30, 2007	19,952,000	$20,000	(113,000)	$(306,000)	$23,341,000	$(18,313,000)	$4,742,000
Warrants and stock options exercised	344,000				162,000		162,000
Compensation charge for stock options issued to employees and directors					239,000		239,000
Compensation charge for warrants issued for services					2,000		2,000
Net loss						(1,391,000)	(1,391,000)

Balances at September 30, 2008	20,296,000	$20,000	(113,000)	$(306,000)	$23,744,000	$(19,704,000)	$3,754,000
Shares issued in exchange for minority interest	275,000				214,000		214,000
Warrants issued for notes payable					250,000		250,000
Compensation charge for stock options issued to employees and directors					237,000		237,000
Compensation charge for warrants issued for services					33,000		33,000
Net loss						(1,839,000)	(1,839,000)

Balances at September 30, 2009	20,571,000	$20,000	(113,000)	$(306,000)	$24,478,000	$(21,543,000)	$2,649,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
Rounded in thousands	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,839,000)	$(1,391,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	58,000	54,000
Impairment loss from fixed asset disposals	9,000	—
Provision for bad debts	110,000	(61,000)
Non-cash compensation for stock options issued to employees and directors	236,000	239,000
Non-cash compensation for warrants issued to consultants for services	33,000	2,000
Loss on derivative revaluation	39,000	—
Amortization of warrants for notes payable	17,000	—
Changes in operating assets and liabilities:
Accounts receivable	(790,000)	(588,000)
Inventories	(324,000)	890,000
Other current assets	256,000	(10,000)
Accounts payable	461,000	(353,000)
Accrued expenses	63,000	(57,000)
Accrued payroll and related taxes	(17,000)	50,000

Net cash (used in) operating activities	(1,688,000)	(1,225,000)

Cash flows from investing activities:
Proceeds from and (purchases of) investments in marketable securities	1,000,000	(1,000,000)
Purchases of equipment, furniture and leasehold improvements	(36,000)	—

Net cash provided by (used in) investing activities	964,000	(1,000,000)

Cash flows from financing activities:
Proceeds from bank note payable	1,000,000	—
Repayment of bank note payable	(1,000,000)	—
Proceeds from the exercises of warrants	—	162,000
Proceeds from notes payable	525,000	—

Net cash provided by (used in) financing activities	525,000	162,000

Net increase (decrease) in cash	(199,000)	(2,063,000)
Cash, beginning of period	325,000	2,388,000

Cash, end of period	$126,000	$325,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$—	$—

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
On December 14, 2004, one warrant holder of Xenonics exercised warrants to purchase 125,000 shares of Xenonics, Inc. Effective December 10, 2008 the Company repurchased these shares, thus resulting in Xenonics, Inc. becoming a wholly-owned subsidiary of the Company — see Note 8 for more details.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation — The consolidated financial statements include the accounts of Holdings and its 100% owned subsidiary Xenonics.
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
Cash and Cash Equivalents — Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.
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
Long-Lived Assets — The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. For the year ended September 30, 2009 the Company recorded an impairment loss of $9,000 for the disposal of equipment, furniture and leasehold improvements. For the year ended September 30, 2008 the Company determined that no impairment reserve was necessary.
Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash and equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of these items. Also included in the Company’s financial instruments are the investments in marketable securities which are recorded at their fair market value. See the paragraph below for the accounting treatment.

Investments in Marketable Securities — The Company accounts for its investments in marketable securities by classifying them as held to maturity, available for sale, or trading securities. Investments classified as trading and available for sale are valued at their fair value, while investment securities classified as held to maturity are valued at amortized cost. Securities classified as available for sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Unrealized gains or losses are reported as increases or decreases in comprehensive income, net of related deferred tax effect.
As of September 30, 2008 the Company had invested in four $250,000 bonds which are Auction Rate Securities, all of which were securities collateralized by student loan portfolios guaranteed by the United States government. These bonds each had interest rates that were reset every 28 days at auction or at a stated interest rate should the bonds fail the auction process. Due to events in credit markets, the auction rate securities held by the Company experienced failed auctions during 2008 and 2009. As such, quoted prices in active markets were not readily available at that time. The Company’s investment advisory firm as well as the original marketing bank (UBS) contractually committed to repurchasing the bonds, at par value, no later than June 2010. As of September 30, 2008 the Company reclassified these securities from current Investments in marketable securities to long-term Investments in marketable securities on its Consolidated Balance Sheet as a result of the lack of liquidity due to current market conditions. On April 3, 2009 the bank repurchased the bonds.
Additionally, as of September 30, 2008 the Company had established a non-recourse bank note payable for 100% of the principal balances of the auction rate securities, using these bonds as the sole collateral for the bank note payable. In October 2008, to ensure the 100% liquidity available at par value under the terms of the bank note payable, the Company borrowed the entire $1,000,000, which did not require any principal payments and the interest rate charged was limited to the interest earned on the collateral bonds. On April 3, 2009 concurrent with their repurchase of the bonds, the proceeds were used to pay off the bank note payable at fair value.
Accounts Receivable —The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2009, the allowance for doubtful accounts was $120,000 compared to $10,000 as of September 30, 2008. The Company allows its customers to return damaged or defective products following a customary return merchandize authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2009, the Company determined that no allowance for sales returns was necessary.
Concentrations of Credit Risk — The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2009, three customers accounted for 78% of total product sales. These customers represented  57% of accounts receivable at September 30, 2009. During the year ended September 30, 2008, three customers accounted for 84% of total product sales. These customers represented 73% of accounts receivable, respectively at September 30, 2008. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.
Inventories — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2009 the Company determined that no reserve was required.
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

Advertising Costs — Advertising costs are expensed as incurred. For the years ended September 30, 2009 and 2008, advertising expense was approximately $48,000 and $454,000, respectively.
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
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of September 30, 2009 and September 30, 2008, the Company does not have a liability for unrecognized tax benefits.   The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings.
Loss Per Common Share — Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the years ended
	September 30,
	2009	2008
Shares outstanding, beginning	20,184,000	19,839,000
Weighted average shares issued	221,000	109,000

Weighted average shares outstanding — Basic and diluted	20,405,000	19,948,000

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2009	2008
Stock options and warrants	5,281,000	4,831,000

Research and Development — Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing improvements in current products.
Stock Options — Company measures the compensation cost for all stock-based awards at fair value on the date of grant and recognizes the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
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

On October 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on October 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s consolidated financial statements. The provisions of SFAS 157 related to other non-financial assets and liabilities will be effective for the Company on October 1, 2009, and will be applied prospectively. The adoption of these additional SFAS 157 provisions had no material impact on the consolidated financial statements.
On June 30, 2009, we adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no material impact on the consolidated financial statements.
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
On June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no material impact on the consolidated financial statements.
On June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of FSP FAS 107-1/APB 28-1 had no material impact on the consolidated financial statements.
On June 30, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no material impact on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification ™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. The adoption of SFAS 168 had no material impact on the consolidated financial statements.
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
In April 2009, the FASB issued FSP FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP FAS 141R-1). FSP FAS 141R-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. FSP FAS 141R-1 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect adoption of FSP FAS 141R-1 to have a material impact on the Company’s consolidated financial statements.
In April 2008, the FASB issued FSP FAS 142-3, Determining the Useful Life of Intangible Assets (FSP FAS 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date. Management does not expect adoption of FSP FAS 142-3 to have a material impact on the Company’s consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 amends various provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FIN 46R to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. SFAS 166 becomes effective for the Company on October 1, 2010, earlier application is prohibited. Management does not expect adoption of SFAS No. 166 to have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167). SFAS 167 amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities—an interpretation of ARB No. 51(FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (VIE); to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. SFAS 167 becomes effective for the Company on October 1, 2010, earlier application is prohibited. Management does not expect adoption of SFAS No. 167 to have a material impact on the Company’s consolidated financial statements.
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

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. Management does not expect adoption of EITF 07-5 to have a material impact on the Company’s consolidated financial statements.
3. ACCOUNTS RECEIVABLE
Accounts receivable were comprised of:

	September 30,	September 30,
	2009	2008
Accounts Receivable	$1,754,000	$964,000
Allowance for doubtful accounts	(120,000)	(10,000)

	$1,634,000	$954,000

4. INVENTORIES
Inventories were comprised of:

	September 30,	September 30,
	2009	2008
Raw materials	$1,338,000	$1,371,000
Work in process	218,000	149,000
Finished goods	513,000	225,000

	$2,069,000	$1,745,000

5. FAIR VALUE OF MEASUREMENTS
The Company accounts for its fair value measurements under an exit price strategy, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, the Company uses a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Include other inputs, other than quoted prices, that are directly or indirectly observable in the marketplace.
Level 3 — Unobservable inputs which are supported by little or no market activity.
The Company also maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value.
The Company measures its cash equivalents and marketable securities at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1. Cash equivalents and marketable securities are valued primarily using quoted market prices utilizing market observable inputs. The Company’s investments in auction rate securities are classified within Level 1 because they were repurchased by the original marketing bank — see Note 2.

The following table is a reconciliation of financial assets measured at fair value using significant unobservable inputs (Level 3) during the years ended September 30, 2009 and 2008:

	Auction Rate Securities
	September 30,	September 30,
	2009	2008

Balance, beginning of year	$1,000,000	$—

Purchases during year	—	1,000,000

Transfer into Level 1	(1,000,000)	—

Balance, end of year	$—	$1,000,000

6. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2009	2008
Computer equipment and software	5	$211,000	$283,000
Furniture and leasehold improvements	7	67,000	40,000

		278,000	323,000
Less: accumulated depreciation and amortization		(148,000)	(162,000)

		$130,000	$161,000

Depreciation expense was $58,000 and $54,000 for the years ended September 30, 2009 and 2008, respectively.
7. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 8 below. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of September 30, 2009, the Company determined that no such impairment indicators exist.
8. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 10 below, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009.  A derivative liability of $161,000 was initially recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying consolidated financial statements.   At September 30, 2009, the difference in the fair value of the common stock and the guaranteed value of $375,000 amounted to $199,000. Accordingly the Company has recorded a mark to market adjustment for the year ended September 30, 2009 of $39,000 as a loss on derivative revaluation. On December 11, 2009 the Company was notified that the final liability for this obligation would be $161,000.
9. NOTES PAYABLE
On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The notes may be prepaid without penalty on or after January 15, 2010.

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and will be amortized over the three year life of the notes. For the year ended September 30, 2009 the Company recorded $17,000 of amortization.

		September 30,	September 30,
		2009	2008
Notes payable	Unsecured Notes payable, maturing in July 2012, bearing interest at 13% per annum (net of unamortized debt discount of $233,000 in 2009 and $0 in 2008)	$292,000	$—

	Total debt obligations	292,000	—
	Less — current portion, net of debt discount	—	—

	Long-term portion	$292,000	$—

Future payments under long-term obligations as of September 30, 2009 are as follows:

2010	$—
2011	—
2012	525,000

Total	$525,000

10. MINORITY INTEREST
On December 14, 2004, one warrant holder exercised warrants to purchase 125,000 shares of Xenonics, Inc. resulting in Xenonics Holdings, Inc. owning 98.6% of the issued and outstanding capital stock of Xenonics, Inc. On December 10, 2008 the Company repurchased the minority interest in exchange for 275,000 shares of the Company, with a guaranteed value on December 10, 2009 of $375,000 — see Note 15 below for more details.
The accompanying consolidated balance sheets do not reflect a minority interest liability as of  September 30, 2009 and 2008 as Xenonics, Inc., on a stand-alone basis, had a shareholders’ deficit . The accompanying consolidated statements of operations for the years ended September 30, 2009 and 2008 do not reflect the minority interest’s share of Xenonics, Inc.’s losses for said years as the related accrual would result in the Company’s recordation of a minority interest receivable.
11. SHAREHOLDERS’ EQUITY
The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.
12. STOCK OPTIONS AND WARRANTS
Stock Options — The Company accounts for all share-based payments to employees, including grants of employee stock options, based on their fair values and classifies all stock-based compensation as selling, general and administrative expenses.
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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted under both plans in the years ended September 30, 2009 and 2008.

	For the years ended
	September 30,
	2009	2008
Risk-free interest rate	1.47% – 2.37%	3.02% – 4.16%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	100% – 104%	100% – 105%
Weighted-average volatility	103%	102%
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
A summary of the Company’s stock option activity for both plans as of September 30, 2009, and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Contractual
	Stock	Average	Term in	Aggregate
	Options	Exercise Price	Years	Intrinsic Value
Outstanding at October 1, 2007	1,988,000	$2.52
Granted	75,000	$1.75
Exercised	(108,000)	$0.25
Forfeited or Expired	(512,000)	$2.18

Outstanding at September 30, 2008	1,443,000	$2.77	2.72	$70,000
Granted	1,905,000	$0.67	4.19
Exercised	—	—
Forfeited or Expired	(1,115,000)	$1.82	—

Outstanding at September 30, 2009	2,233,000	$1.46	3.57	—

Exercisable at September 30, 2009	1,333,000	$1.78	2.95	—

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.64 at September 30, 2009.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2009 was $0.42 and $1.25 for options granted during the year ended September 30, 2008.

A summary of the status of the Company’s non-vested stock options as of September 30, 2009, and changes during the year ended September 30, 2009, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2008	45,000	$1.27
Granted	1,905,000	$0.42
Forfeited or Exercised	(533,000)	$0.60
Vested	(517,000)	$0.51

Non-vested at September 30, 2009	900,000	$0.45

As of September 30, 2009, there was $391,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 0.97 years. The total fair value of options vested during the year ended September 30, 2009, was $263,000.
Total compensation expense related to outstanding stock options for the years ended September 30, 2009 and 2008 was $236,000 and $239,000, respectively.
In August 2007, the Company granted a total of 450,000 new stock options . These options would vest only if certain revenue and profitability milestones were achieved for the fiscal year ended September 30, 2008. No expense was recorded because the milestones were not achieved. In March 2009 options for 450,000 shares were extended for milestones to be achieved for the fiscal year ended September 30, 2010. No expense was recorded at this time because the probability of achieving the milestones is not certain.
The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2009:

		Options Outstanding		Options Exercisable
		At September 30, 2009		at September 30, 2009
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.63 – $1.00	1,730,000	4.36	$0.87	830,000	$0.74
$1.01 – $2.85	84,000	2.67	$1.71	84,000	$1.71
$2.86 – $3.80	404,000	0.34	$3.78	404,000	$3.78
$3.81 – $5.75	15,000	4.64	$5.75	15,000	$5.75

	2,233,000	3.57	$1.46	1,333,000	$1.78

Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, shareholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
Pursuant to a letter dated as of July 2, 2008 sent to 22 holders of warrants dated July 23, 2003 to purchase a total of 1,030,000 shares of the Company’s common stock, the Company offered each warrant holder an option to extend the expiration date of the warrant from July 23, 2008 to January 23, 2009 in exchange for increasing the exercise price of the warrant by 50%. Effective as of various dates ranging from July 3, 2008 to July 18, 2008, 10 holders of warrants to purchase a total of 840,000 shares of Xenonics common stock accepted this offer by entering into a letter agreement with the Company dated as of July 2, 2008. Prior to these amendments, the exercise price of the warrants ranged from $0.60 to $1.05 per share and, after the amendments, the exercise price of the warrants ranges from $0.90 to $1.58 per share.
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

On March 16, 2009 the Company entered into an agreement with an independent firm for financial advisory services for a period of one year. As part of this agreement the Company issued a five year Warrant, vested upon issuance, to purchase 300,000 shares of the Company’s common stock at $0.50 per share (which exceeded the fair market value of the common stock as of the date of the agreement). Subsequently, on June 11, 2009 the Company engaged the same firm to assist in raising funds for working capital by August 31, 2009. While the Company was able to privately raise $525,000 in debt financing, this financing was not completed by the independent firm. On September 16, 2009 the Company and the independent firm mutually agreed to modify the warrant to an attainable performance level and reduce the number of warrants to 50,000.
On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The notes may be prepaid without penalty on or after January 15, 2010. The Company also issued 525,000 five-year warrants at an exercise price of $0.75 per share.
A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding-beginning of period	3,388,000	$2.29	3,691,000	$2.16
Issued	825,000	$0.66	840,000	$1.10
Exercised	—	—	(238,000)	$0.68
Canceled/Modified	(1,165,000)	$0.77	(905,000)	$1.06

Outstanding-end of period	3,048,000	$2.31	3,388,000	$2.29

Exercisable-end of period	2,112,000	$1.90	2,451,000	$2.06

Total compensation expense related to outstanding warrants for the years ended September 30, 2009 and 2008 was $33,000 and $2,000, respectively.
The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2009:

	Warrants Vested and Exercisable
	at September 30, 2009
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price

$0.50 – $1.57	575,000	4.76	$0.73
$1.58 – $2.20	800,000	1.82	$1.79
$2.21 – $5.04	687,000	2.67	$2.75
$5.05 – $5.50	50,000	0.33	$5.50

	2,112,000	2.86	$1.90

13. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result, there was no cumulative effect on retained earnings.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open state and federal examination. As of September 30, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The provision for income taxes is summarized below:

	For the years ended
	September 30,
	2009	2008
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(624,000)	(369,000)
State	(140,000)	(120,000)

	(764,000)	(489,000)
Valuation allowance	764,000	489,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended
	September 30,
	2009	2008
Accrued derivative liability	$79,000	$—
Allowance for doubtful accounts	48,000	4,000
Stock compensation expense	865,000	760,000
Warrant expense	340,000	327,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	(15,000)	(22,000)
R&D credit	575,000	479,000
Other	72,000	77,000
Net operating loss carry-forwards	6,059,000	5,635,000

	8,024,000	7,261,000
Valuation allowance	(8,024,000)	(7,261,000)

Net deferred tax asset	$—	$—

As of September 30, 2009, the Company had federal and state net operating loss (NOL) carry-forwards of $15,541,000 and $13,295,000, respectively, which begin to expire in 2012 for federal tax purposes and 2010 for state purposes. A valuation allowance of $(8,024,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended
	September 30,
	2009	2008
Federal statutory rate	34.00%	34.00%
State income taxes, net of federal income tax benefit	5.83%	5.83%
Change in valuation allowance	(41.54)%	(43.42)%
R&D credit carry-forward	5.22%	10.43%
Other	(3.62)%	(6.98)%

	(0.11)%	(0.14)%

14. SAVINGS PLAN
On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2009 and 2008, the Company made no matching contributions.
15. COMMITMENTS AND CONTINGENCIES
Leases — The Company moved into new facilities in January 2009, under the terms of a new lease that expires in March 2014. The new lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $179,000 and $156,000 for the years ended September 30, 2009 and 2008, respectively.
Minimum future cash obligations for the new lease total $206,000, $213,000, $221,000, $229,000 and $117,000 for the years ending September 30, 2010, 2011, 2012, 2013 and 2014 respectively.
Purchase Agreement with PerkinElmer, Inc. — In January 2003, the Company entered into a three-year exclusive manufacturing agreement with PerkinElmer, Inc. (PE) for the manufacture of its NightHunter II product. PE has agreed to manufacture the ordered product in accordance with the Company’s specifications and under price terms, quality control and workmanship standards as set out in the agreement. In the absence of termination notification by either party, the agreement will automatically renew for a twelve month term. In 2008 the Company extended this agreement to include its NightHunter 3 product and the Company has a fixed production price based on quantities built with any cost saving shared equally.
Employment Agreements — In July 2003, two of the Company’s officers, the Chairman (Chief Executive Officer at that time) and Chief Operating Officer, who are also shareholders and directors of the Company, entered into employment agreements retroactive to January 1, 2003. One agreement was for two years which ended on December 31, 2004, while the other was for twelve months which ended on December 31, 2003. Both agreements provide for base compensation and are automatically renewed with increases tied to CPI. As of September 30, 2009 the base compensation for each of the two officers was $216,000. Except for a termination for cause, both agreements include severance packages that require the Company to pay any remaining compensation through the term of the agreement and provide for liquidating damages of an additional amount equal to the remaining compensation through the term of the agreement.
Litigation — The Company received notice in February 2006 regarding a breach of contract action filed in the Delaware Superior Court by Steven M. Mizel against Xenonics, Inc. (“Xenonics”), a 98.6% owned subsidiary of the Company. Plaintiff, a former holder of warrants of Xenonics, alleged that prior to the effective date of a transaction on or about July 23, 2003 between Digital Home Theatre Systems, Inc. (“DHTS”) and Xenonics, plaintiff was not allowed to exercise his warrants and that Xenonics wrongfully refused to permit him to purchase the Company’s shares at the exercise price in his warrants for Xenonics shares. Effective December 10, 2008 the Company has agreed to repurchase the minority interest pursuant to an Exchange Agreement between the Company and Mr. Mizel (the “Exchange Agreement”), whereby Mr. Mizel transferred to the Company 125,000 shares of common stock of Xenonics in exchange for 275,000 shares of common stock of the Company with a guaranteed market value (taking into account shares of common stock sold by Mr. Mizel before December 10, 2009) of at least $375,000, on December 10, 2009. In connection with this exchange, Mr. Mizel dismissed with prejudice the action in the Delaware Superior Court. On December 11, 2009 Mr. Mizel notified the Company that its final liability for this obligation would be $161,000.
The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.

16. SUBSEQUENT EVENTS
Management has evaluated subsequent events through December 22, 2009, which represents the date that the financial statements were issued.
On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years.
On November 11, 2009 the Company entered into an agreement with an independent firm to conduct institutional investor services for a period of one year. As part of this agreement the Company issued a five year Warrant, vested upon issuance, to purchase 100,000 shares of the Company’s common stock at $0.50 per share. Additionally, should the independent firm provide ancillary services such as meetings or teleconferences with potential institutional investors, an additional 50,000 warrants to purchase the Company’s common stock at $0.50 per share shall be issued.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A	(T). Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009, which is the end of the period covered by this annual report.
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
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2009, the Company’s internal control over financial reporting was effective.
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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services.
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit
Number	Description
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

10.1
Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of Xenonics Holdings, Inc. filed on December 18, 2008).

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.
Date: December 22, 2009	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board and Chief Executive Officer	December 22, 2009

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 22, 2009

/s/ Richard S. Kay Richard S. Kay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 22, 2009

/s/ Robert Petersen Robert Petersen	Director	December 22, 2009

/s/ Robert Buie Robert Buie	Director	December 22, 2009