Form 10-K/A
period 2009-09-30
XENONICS HOLDINGS, INC.
filed 2010-01-27
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission file number: 001-32469
XENONICS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1433854
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3186 Lionshead Avenue
Carlsbad, California	92010-4701
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (760) 477-8900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	NYSE Amex
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $13,482,000.
There were 20,884,458 shares of the registrant’s common stock outstanding on January 15, 2010.

EXPLANATORY NOTE
The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on December 22, 2009. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K filed on December 22, 2009 is being amended or updated by this amendment and this amendment does not reflect events that occurred after December 22, 2009.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan P. Magerman	74	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey P. Kennedy	55	Director, President and Chief Operating Officer

Richard S. Kay	67	Chief Financial Officer, Secretary and Treasurer

Robert E. Petersen	63	Director

Robert F. Buie	67	Director
Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.
Alan P. Magerman. Mr. Magerman founded Xenonics, Inc. in November 1996, and has been Chairman of Xenonics Holdings, Inc. since its acquisition of Xenonics, Inc. in July 2003, and he served as Chief Executive Officer of Xenonics Holdings, Inc. from July 2003 through April 2005 and from February 2009 to the present. Prior to founding Xenonics, Mr. Magerman was a founder and former chairman of Odyssey Sports, Inc., a privately held company engaged in the development and distribution of golf clubs from 1990 through 1995. Mr. Magerman was a consultant and director of NTN Communications, Inc., (NTN), a publicly held broadcasting and cable television company from 1984 through 1997.
Jeffrey P. Kennedy. Mr. Kennedy has been a director and the President and Chief Operating Officer of Xenonics, Inc. since June 1997. Mr. Kennedy has held the same positions with Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Prior to joining Xenonics, Inc., Mr. Kennedy held a variety of management positions with Mobil Corporation, including General Manager of the Mobil Chemical Plastics Division. He was educated at the University of Maine, receiving a BS degree in chemistry and an MS degree in chemical engineering.
Richard S. Kay. Mr. Kay joined Xenonics in May 2007 and has been our Chief Financial Officer, Secretary and Treasurer since then. From February 2001 through October 2006 he held the position of Chief Executive Officer of Pacer Technology. Mr. Kay graduated from University of Wisconsin - Milwaukee with a BBA and majored in Accounting and Military Science. Early in his career he worked as a CPA in Wisconsin and California.
Robert E. Petersen. Mr. Petersen became a director of Xenonics Holdings, Inc. in April 2005. He is the President of Asset Management Group, which provides CFO-oriented financial consulting to developers and contractors. Mr. Petersen also serves as Chief Financial Officer and Senior Vice President of Collins Development Company and La Jolla Development Company, which are real estate management companies. Mr. Petersen is a certified public accountant and received an M.B.A. and an M.S. in Taxation from San Diego State University.
Robert F. Buie. Mr. Buie became a director of Xenonics, Inc. in December 1998, and has been a director of Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Mr. Buie founded the Buie Group of Companies, a Southern California residential developer in 1983 and currently still serves as its Chief Executive Officer. From 1971 to 1983, he was a senior officer of Avco Communities, a major publicly traded homebuilder. Mr. Buie holds an MBA from Harvard University and a Civil Engineering degree from Virginia Polytechnic Institute.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller. You can obtain a copy of the Code, without charge, by writing to our Corporate Secretary at Xenonics Holdings, Inc., 3186 Lionshead Avenue, Suite 100, Carlsbad, California 92010. A copy of the Code is also available on our website at www.xenonics.com.
Audit Committee
The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:
•	The quality and integrity of our financial statements and reports;
•	The independent auditors’ qualifications and independence; and
•	The performance of our internal audit function and independent auditors.
The Audit Committee appoints the outside auditors, reviews with the outside auditors the plans and results of the audit engagement, approves permitted non-audit services provided by our independent auditors, and reviews the independence of the auditors. The members of the Audit Committee are Messrs. Buie and Petersen, each of whom is “independent” under the independence standards of both the NYSE Amex and the Securities and Exchange Commission (the “SEC”). The Board of Directors has determined that Mr. Petersen is an “audit committee financial expert” as defined by the rules of the SEC. The Audit Committee’s Charter is on our website at www.xenonics.com.
Compensation Committee
The Compensation Committee is authorized to review and make recommendations to the full Board of Directors relating to the annual salaries and bonuses of our officers and to determine in its sole discretion all grants of stock options, the exercise price of each option, and the number of shares to be issuable upon the exercise of each option under our stock option plans. The Committee also is authorized to interpret our stock option plans, to prescribe, amend and rescind rules and regulations relating to the plans, to determine the term and provisions of the respective option agreements, and to make all other determinations deemed necessary or advisable for the administration of the plans. The Compensation Committee’s Charter is on our website at www.xenonics.com. The members of the Compensation Committee are Messrs. Buie and Petersen.
Nominating and Governance Committee
The Nominating and Governance Committee assists our Board of Directors in discharging its duties relating to corporate governance and the compensation and evaluation of the Board. The purpose of the Committee is to (1) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, (2) select, or recommend for the Board’s selection, the director nominees for each annual meeting of shareholders, (3) develop and recommend to the Board a set of corporate governance principles applicable to Xenonics, (4) oversee the annual evaluation of the Board and management, and (5) perform such other actions within the scope of the Committee’s Charter as the Committee deems necessary or advisable. A copy of the Nominating and Governance Committee’s Charter is available on our website at www.xenonics.com. The members of the Nominating and Governance Committee are Messrs. Buie and Petersen.

The Nominating and Governance Committee has not established any specific minimum qualifications for director candidates or any specific qualities or skills that a candidate must possess in order to be considered qualified to be nominated as a director. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing board composition. In making its nominations, our Nominating and Governance Committee generally will consider, among other things, an individual’s business experience, industry experience, financial background, breadth of knowledge about issues affecting our company, time available for meetings and consultation regarding company matters and other particular skills and experience possessed by the individual.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.
Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2009, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
The following table sets forth the compensation for the fiscal years ended September 30, 2009 and September 30, 2008 for services rendered to us (including our subsidiary, Xenonics, Inc.) by our current Chief Executive Officer, our former Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer (collectively, the “Named Executive Officers”):
Summary Compensation Table

								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)		($)	($)	($)(6)	($)	($)	($)	($)
Alan P. Magerman Chairman of the Board and	2009	$230,988	(1)	—	—	$92,037	—	—	—	$323,025
Chief Executive Officer	2008	$230,623	(2)	—	—	$63,905	—	—	—	$294,528

Jeffrey P. Kennedy Chief Operating Officer,	2009	$222,294	(3)	—	—	$57,523	—	—	—	$279,817
President and Director	2008	$242,167	(4)	—	—	$40,339	—	—	—	$282,506

Richard S. Kay	2009	$150,000		—	—	$27,036	—	—	—	$177,036
Chief Financial Officer	2008	$150,000		—	—	$25,634	—	—	—	$175,634

Charles W. Hunter Former Chief Executive	2009	$93,219	(5)	—	—	—	—	—	—	$93,219
Officer	2008	$200,000		—	—	$38,382	—	—	—	$238,382

(1)	Includes $17,000 of adjustments for vacation pay benefits paid for unused days accrued.

(2)	Includes $24,751 of adjustments for vacation pay benefits paid for unused days accrued.

(3)	Includes $8,306 of adjustments for vacation pay benefits paid for unused days accrued.

(4)	Includes $36,295 of adjustments for vacation pay benefits paid for unused days accrued.

(5)	Mr. Hunter resigned from his employment with the Company effective February 6, 2009. Accordingly, information for the 2009 fiscal year represents approximately five months of salary.

(6)
This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named executive in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions, refer to Note 12 of our financial statements included in our Form 10-K filed for the year ended September 30, 2009. These amounts reflect our accounting expense for these awards, and do not correspond to the actual value that may be recognized by the named executive from these awards.

Compensation of Directors
Previously, our directors did not receive any compensation for their services. However, in 2004, the company agreed to compensate new outside directors. Mr. Petersen became a director on April 15, 2005, and we issued Mr. Petersen stock options to purchase 15,000 shares of our common stock at an exercise price of $3.80 per share which vested immediately. On September 22, 2009 these options were replaced with new options for 15,000 shares of our common stock at an exercise price of $0.63 per share which vested immediately. We also agreed to pay Mr. Petersen $5,000 as an annual director’s fee, $500 for each committee meeting that he attends (if such committee meeting is not held in conjunction with a Board meeting), and $1,000 for each meeting of the Board of Directors that he attends. In addition, as Chairman of the Audit Committee he receives an annual fee of $10,000. The fees are paid on a quarterly basis. Mr. Petersen received $21,000 for services for the fiscal year ended September 30, 2009. Other than the foregoing compensation payable to Mr. Petersen, we do not compensate our directors for their services, and during the fiscal year ended September 30, 2009, we did not grant any other stock options to any of our non-employee directors.
The following table sets forth information concerning the compensation paid to each of our non-employee directors during 2009 for their services rendered as directors.
DIRECTOR COMPENSATION FOR FISCAL YEAR 2009

	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)

Robert F. Buie	—	—	—	—	—	—	$0

Robert E. Petersen	$21,000	—	$6,716	—	—	—	$27,716

(1)
This column represents the dollar amount recognized for financial statement reporting purposes for the fair value of stock options granted to the named director in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions, refer to Note 12 of our financial statements included in our Form 10-K filed for the year ended September 30, 2009. This amount reflects our accounting expense for this award, and does not correspond to the actual value that may be recognized by the named director from this award.

Stock Option Grants
The following table sets forth information as of September 30, 2009 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.
OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2009

	Option Awards						Stock Awards
										Equity
									Equity	Incentive
									Incentive	Plan
				Equity					Plan	Awards:
				Incentive					Awards:	Market or
				Plan					Number of	Payout
				Awards:			Number	Market	Unearned	Value of
		Number of	Number of	Number of			of Shares	Value of	Shares,	Unearned
		Securities	Securities	Securities			or Units	Shares or	Units or	Shares, Units
		Underlying	Underlying	Underlying			of Stock	Units of	Other	or Other
		Unexercised	Unexercised	Unexercised	Option		That Have	Stock That	Rights	Rights That
		Options	Options	Unearned	Exercise	Option	Not	Have Not	That Have	Have Not
	Grant	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Date	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)

Alan P. Magerman	7-29-03	150,000			$0.88	07-29-13
Chairman of the Board and	10-11-04	62,000			$3.75	10-10-09
Chief Executive Officer	10-17-08		125,000		$0.73	10-16-13
	3-24-09	200,000			$0.65	3-23-14
	3-24-09		200,000		$0.65	3-23-14
Total		412,000	325,000

Jeffrey P. Kennedy	7-29-03	150,000			$0.88	07-29-13
Chief Operating Officer	10-11-04	60,000			$3.75	10-10-09
President and Director	10-17-08		125,000		$0.73	10-16-13
	3-24-09	125,000			$0.65	3-23-14
	3-24-09		200,000		$0.65	3-23-14
Total		335,000	325,000

Richard S. Kay	10-17-08		75,000		$0.73	10-16-13
Chief Financial Officer	3-24-09	40,000			$0.65	3-23-14
	3-24-09	25,000			$0.65	3-23-14
Total		65,000	75,000

Charles W. Hunter		(1)
Former Chief Executive Officer
Total		0

(1)	In accordance with the terms of Company’s Stock Option plans, all options granted to Mr. Hunter were terminated after his resignation.
Employment Agreements
Alan P. Magerman and Jeffrey P. Kennedy are the only employees who have employment agreements. Under his employment agreement, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages. Although the foregoing employment agreements were entered into with Xenonics, Inc. and not Xenonics Holdings, Inc., Mr. Magerman and Mr. Kennedy are currently also providing the services required by those employment agreements to Xenonics Holdings, Inc. without additional compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 15, 2010 by (i) each person who is known by us to own beneficially more than five percent of our outstanding common stock; (ii) each of our current directors and director nominees; (iii) the executive officers listed above in the Summary Compensation Table; and (iv) all current executive officers and directors of a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after January 15, 2010 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after January 15, 2010.

	Amount of Common
	Stock & Nature of		Percent of
	Beneficial		Ownership of
Name of Beneficial Owner	Ownership(2)		Common Stock

Gemini Master Fund, Ltd. (1)	1,219,534	(3)	5.7%

Alan P. Magerman	770,758	(4)	3.6%

Jeffrey P. Kennedy	756,600	(5)	3.6%

Robert F. Buie	598,529	(6)	2.9%

Richard S. Kay	72,500	(7)	*

Robert E. Petersen	55,000	(8)	*

Charles W. Hunter Former Chief Executive Officer	4,000	(9)	*
All current executive officers and directors as a group (5 persons)	2,253,387	(10)	10.4%

*	Less than 1.0%

(1)	The address of Gemini Master Fund is 135 Liverpool Drive, Suite C, Cardiff, CA 92007.

(2)	The number of shares of common stock issued and outstanding on January 15, 2010 was 20,884,458 shares.

(3)
The Investment Manager of Gemini Master Fund, Ltd. is Gemini Strategies, LLC. The Managing Member of Gemini Strategies, LLC is Mr. Steven W. Winters. As such, Mr. Winters may be deemed beneficial owner of the shares; however, Mr. Winters disclaims beneficial ownership of such shares. Includes 337,500 shares issuable upon the exercise of currently exercisable “A warrants” to purchase shares of common stock and 337,500 shares issuable upon the exercise of currently unvested “B warrants” to purchase shares of common stock which will become vested if and when the A warrants are exercised.

(4)
Includes 350,000 shares that Alan Magerman, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options. Mr. Magerman’s shareholdings also include 160,000 shares owned by his wife, Phyllis Magerman.

(5)	Includes 275,000 shares that Jeffrey Kennedy, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(6)	Includes 65,000 shares that Robert Buie, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(7)	Includes 52,500 shares that Richard S. Kay, an officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(8)	Includes 45,000 shares that Robert Petersen, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(9)	Mr. Hunter resigned from his employment with the Company effective February 6, 2009.

(10)	Includes 787,500 shares that our current executive officers and directors have the right to acquire pursuant to stock options.

Equity Compensation Plan Information
The following table provides information as of September 30, 2009 with respect to securities that may be issued under our equity compensation plans.

			Number of securities
			remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,233,000	$1.46	118,000
Equity compensation plans not approved by security holders	550,000	$1.50	—

Total	2,783,000	$1.47	118,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company had not adopted as of September 30, 2009, without the approval of security holders, any equity compensation plan under which securities of the issuer are authorized for issuance.
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
On March 16, 2009 the Company entered into an agreement with an independent firm for financial advisory services for a period of one year. As part of this agreement the Company issued a five-year Warrant, vested upon issuance, to purchase 300,000 shares of the Company’s common stock at $0.50 per share (which exceeded the fair market value of the common stock as of the date of the agreement). Subsequently, on June 11, 2009 the Company engaged the same firm to assist in raising funds for working capital by August 31, 2009. While the Company was able to privately raise $525,000 in debt financing, this financing was not completed by the independent firm. On September 16, 2009 the Company and the independent firm mutually agreed to modify the warrant to an attainable performance level and reduce the number of warrants to 50,000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The Board of Directors has determined that directors Robert F. Buie and Robert Petersen are each “independent” under the independence standards of both the NYSE Amex and the SEC.
During the year ended September 30, 2009, Bryant Park Capital, whose Managing Partner and CEO is Alan P. Magerman’s son, billed the Company $70,000 for investment banking services rendered to the Company.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Aggregate fees billed to us by SingerLewak LLP with respect to our 2008 and 2009 fiscal years were as follows:

	2008	2009
Audit Fees	$85,000	$80,000
Audit-Related Fees	50,000	45,000
Tax Fees	—	—
All Other Fees	—	—

Total	$135,000	$125,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Xenonics Holdings, Inc. paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and for services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning. “All other fees” are related to services attributable to registration statements.
All of the audit-related services and other services described in the above table were pre-approved by our Audit Committee. The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by SingerLewak LLP. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services. Pursuant to this policy, the Audit Committee delegated such authority to the Chairman of the Audit Committee. All pre-approval decisions must be reported to the Audit Committee at its next meeting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

Exhibit
Number	Description
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

23.1	Consent of SingerLewak LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 22, 2009).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1
Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 22, 2009).

32.2
Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 22, 2009).

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

**	Filed as an exhibit to this amended Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.
Date: January 27, 2010	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chief Executive Officer