Form 10-Q
period 2009-12-31
XENONICS HOLDINGS, INC.
filed 2010-02-16
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 21,184,458 shares of common stock outstanding as of February 1, 2010.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
Rounded in thousands, except par value	2009	2009
	(unaudited)
Assets
Current Assets:
Cash	$666,000	$126,000
Accounts receivable, net	615,000	1,634,000
Inventories	2,278,000	2,069,000
Other current assets	163,000	119,000

Total Current Assets	3,722,000	3,948,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $161,000 and $148,000	117,000	130,000
Goodwill	375,000	375,000
Other assets	142,000	—

Total Assets	$4,356,000	$4,453,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$796,000	$1,000,000
Accrued expenses	96,000	157,000
Accrued payroll and related taxes	115,000	156,000
Accrued derivative liability	161,000	199,000

Total Current Liabilities	1,168,000	1,512,000
Notes payable	313,000	292,000

Total Liabilities	1,481,000	1,804,000

Commitments and contingencies (Note 9)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2009 and September 30, 2009; 20,997,000 shares issued as of December 31, 2009 and 20,571,000 as of September 30, 2009; 20,884,000 shares outstanding as of December 31, 2009 and 20,459,000 as of September 30, 2009	21,000	20,000
Additional paid-in capital	25,108,000	24,478,000
Accumulated deficit	(21,948,000)	(21,543,000)

	3,181,000	2,955,000
Less treasury stock, at cost, 113,000 shares as of December 31, 2009 and September 30, 2009	(306,000)	(306,000)

Total Shareholders’ Equity	2,875,000	2,649,000

Total Liabilities and Shareholders’ Equity	$4,356,000	$4,453,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
Rounded in thousands, except per share amounts	2009	2008
	(unaudited)
Revenues	$1,255,000	$354,000
Cost of goods sold	671,000	194,000

Gross profit	584,000	160,000
Selling, general and administrative	794,000	1,209,000
Research and development	195,000	188,000

Income (loss) from operations	(405,000)	(1,237,000)

Other income/(expense):
Gain (loss) on derivative revaluation	38,000	(63,000)
Interest income	2,000	8,000
Interest (expense)	(38,000)	(2,000)

Income (loss) before provision for income taxes	(403,000)	(1,294,000)
Income tax provision	2,000	2,000

Net income (loss)	$(405,000)	$(1,296,000)

Net income (loss) per share:
Basic and fully-diluted	$(0.02)	$(0.06)
Weighted average shares outstanding:
Basic and fully-diluted	20,816,000	20,247,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
Rounded in thousands	2009	2008
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(405,000)	$(1,296,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,000	13,000
Provision for bad debts	(5,000)	2,000
Non-cash compensation to employees and directors	32,000	13,000
Non-cash compensation for warrants issued	72,000	—
Non-cash compensation to consultants	18,000	—
(Gain) loss on derivative revaluation	(38,000)	63,000
Amortization of warrants for notes payable	21,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,023,000	854,000
Inventories	(209,000)	(1,299,000)
Other current assets	36,000	(49,000)
Accounts payable	(204,000)	1,097,000
Accrued expenses	(61,000)	(49,000)
Accrued payroll and related taxes	(41,000)	64,000

Net cash provided by (used in) operating activities	252,000	(587,000)

Cash flows from financing activities:
Proceeds from bank note payable	—	1,000,000
Proceeds from sale of common stock	288,000	—

Net cash provided by financing activities	288,000	1,000,000

Net increase (decrease) in cash	540,000	413,000
Cash, beginning of period	126,000	325,000

Cash, end of period	$666,000	$738,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$17,000	$2,000
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 9)	$—	$375,000

The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$240,000	$—
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Rounded in thousands)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2009 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.
2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted:
On October 1, 2009, we adopted a new FASB rule that revises existing business combination rules. The new rule requires most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” The new rule applies to all business combinations, including combinations among mutual entities and combinations by contract alone. Additionally, all business combinations will be accounted for by applying the acquisition method. The new rule was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2009, we adopted new FASB rules related to accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The new rules apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined by the FASB and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period, otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The new rules were effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2009, we adopted new FASB rules related to determining the useful life of intangible assets. The new rules amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under existing FASB rules for goodwill and other intangible assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset outside a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The new rules were effective for the financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible recognized as of, and subsequent to, the effective date. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2009, we adopted a new FASB rule related to non-controlling interests in consolidated financial statements. The new rule requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The new rule was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption was prohibited. The adoption of this standard did not have an impact on our consolidated financial statements. On October 1, 2009, we also adopted related guidance, FASB ASU No. 2010-2, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification, which amended certain provisions of the preceding new guidance for non-controlling interests and changes in ownership interests of a subsidiary, specifically related to an entity that experiences a decrease in ownership in a subsidiary. The new guidance clarifies the scope of the decrease in ownership provisions. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2009, we adopted new FASB rules related to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. Existing accounting for derivatives and hedging activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity in the statement of financial position would not be considered a derivative financial instrument. The new rules provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the existing scope exception. The new rules were effective for the first annual reporting period beginning after December 15, 2008, and early adoption is prohibited. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2009, we adopted the FASB ASU No. 2009-5, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value, which changed the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique) or a market approach. This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required, are Level 1 fair value measurements. The adoption of this standard did not have an impact on our consolidated financial statements.
Recently Issued:
In June 2009, the FASB issued new rules related to accounting for transfers of financial assets. These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The new rules amend various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new rules to amend certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new rules become effective for the Company on October 1, 2010, earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 amends accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption of ASU 2009-13. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will be required to apply the amendments in this Update retrospectively from the beginning of the entity’s fiscal year. Additionally, vendors electing early adoption will be required to disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption: revenue, income before income taxes, net income, earnings per share and the effect of the change for the appropriate captions presented. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
3. EARNINGS (LOSS) PER SHARE
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

The fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three months ended December 31, 2009, the number of options and warrants excluded was 5,322,000. For the three months ended December 31, 2008, the number of options and warrants excluded was 5,281,000.
4. INVENTORIES

	December 31,	September 30,
Inventories were comprised of:	2009	2009
	(unaudited)
Raw materials	$1,457,000	$1,338,000
Work in process	169,000	218,000
Finished goods	652,000	513,000

	$2,278,000	$2,069,000

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
6. STOCK BASED COMPENSATION
Stock Options — US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
US GAAP requires that equity instruments issued to non-employees in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of these equity instruments on the date of issuance using the Black-Scholes valuation model. The Company has granted stock to non-employees for services and values the stock at the more reliable of the market value on the date of issuance or the value of the services provided. For grants subject to vesting or service requirements, expenses are deferred and recognized over the more appropriate of the vesting period, or as services are provided.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the three months ended December 31, 2009 and 2008:

	For the Three Months
	Ended December 31,
	2009	2008
Risk-free interest rate	1.76%	2.37%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	103%	101%
Weighted-average volatility	103%	101%
Expected volatility is determined based on historical volatility. Expected life is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense recognized is based on the options ultimately expected to vest. US GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. Forfeitures were estimated based on the Company’s historical experiences.
A summary of the Company’s stock option activity as of December 31, 2009, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2009	2,233,000	$1.46	3.57
Granted	45,000	$0.80	4.77
Exercised	—	—
Forfeited, Expired or Cancelled	(154,000)	$3.75

Outstanding at December 31, 2009	2,124,000	$1.16	3.60	$571,000

Exercisable at December 31, 2009	1,224,000	$1.50	3.14	$256,000	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $1.04 at December 31, 2009.

A summary of the status of the Company’s non-vested stock options as of December 31, 2009, and changes during the three months ended December 31, 2009, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2009	900,000	$0.45
Granted	45,000	$0.57
Forfeited or Expired	—	—
Vested	(45,000)	$ (0.57)

Non-vested at December 31, 2009	900,000	$0.45

As of December 31, 2009, there was $380,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock options plans. Those costs are expected to be recognized over a weighted-average period of 0.72 years. The total fair value of options vested during the three months ended December 31, 2009 was $26,000.
In October 2008, the Company granted a total of 325,000 new stock options to the three current officers. These options would have vested only if certain revenue and profitability milestones were achieved for the fiscal year ending September 30, 2009. In March 2009, for these and an additional 125,000 stock options that were previously granted, the revenue and profitability milestones were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of December 31, 2009.
In March 2009, the Company granted a total of 400,000 new stock options to two officers. These options would have vested only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. In September 2009 the revenue and profitability milestones for these options were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of December 31, 2009.
In October 2009 the Company granted a total of 45,000 new stock options to two directors for $0.80 per share.
Total compensation expense related to outstanding options for the three months ended December 31, 2009 and 2008 was $31,000 and $13,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
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
At December 31, 2009 and 2008, 3,198,000 and 3,388,000 warrants were outstanding and 2,262,000 and 2,451,000 warrants were vested, respectively.
Compensation expense related to outstanding warrants was $72,000 for the three months ended December 31, 2009. There was no compensation expense related to outstanding warrants for the three months ended December 31, 2008.
Common stock — On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 is recorded in Other current assets, $142,000 is recorded in Other assets and $18,000 was recorded as Selling, general and administrative expense during the three months ended December 31, 2009.
On December 11, 2009 the Company sold 400,000 shares of common stock for $0.72 per share and granted warrants to purchase 100,000 shares for $0.90 per share.

7. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of December 31, 2009 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings. As of December 31, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2009, deferred income tax assets and the corresponding valuation allowance increased by $173,000.
8. FAIR VALUE OF MEASUREMENTS
The carrying amount of our cash and equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.
9. COMMITMENTS AND CONTINGENCIES
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

10. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 above. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2009, the Company determined that no such impairment indicators exist.
11. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 9, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. A derivative liability of $161,000 was initially recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying consolidated financial statements. On December 11, 2009 the Company was notified that the final liability for this obligation would be $161,000. On January 8, 2010 the final obligation was paid in full. Accordingly the Company has recorded a mark to market adjustment for the three months ended December 31, 2009 of $38,000 as a gain on derivative revaluation.
12. SUBSEQUENT EVENTS
Management evaluated all activity through February 16, 2010, which represents the date that the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (rounded in thousands)
The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes filed as part of this report.
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including as a result of the factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
Results of Operations
Three-months ended December 31, 2009 compared to the three-months ended December 31, 2008
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended December 31, 2009 were $1,255,000 compared to revenues of $354,000 for the quarter ended December 31, 2008. In the 2009 quarter, 88% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 12% were from sales of Supervision units. This compares to 47% of revenues to the military market in the same quarter of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 46% and 45% for the quarters ended December 31, 2009 and 2008, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $415,000 to $794,000 for the quarter ended December 31, 2009 as compared to $1,209,000 for the quarter ended December 31, 2008. The decrease is primarily attributed to decreases in salaries and benefits of $168,000, trade show, advertising, travel and demonstration sample expenses of $274,000 and legal expenses of $81,000 offset by increases in non-cash compensation expenses for stock options and warrants of $108,000.

Research & Development: Research and development expenses were $195,000 for the quarter ended December 31, 2009 compared to $188,000 for the quarter ended December 31, 2008.
Other Income (Expense): In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative liability at the time of the transaction of $161,000. On December 11, 2009 the Company was notified that the final liability for this obligation would be $161,000. At December 31, 2009, the Company recorded the mark to market adjustment of $38,000 as a gain on derivative revaluation. On January 8, 2010 the final obligation was paid in full.
Net Income (Loss): Higher revenues with a decrease in expenses in the current quarter accounted for a net loss of $405,000 compared to a net loss of $1,296,000 for the prior year quarter.
Liquidity and Capital Resources
As of December 31, 2009, the Company had working capital of $2,475,000 and a current ratio of 3.1 to 1 as compared to working capital of $2,436,000 and a current ratio of 2.6 to 1 as of September 30, 2009.
Our net loss of $405,000 for the three months ended December 31, 2009 negatively impacted cash. In the first three months of this year, cash flows from financing activities included the proceeds from the sale of common stock of $288,000. Significant sources of cash from operating activities during the first three months of the current year included a decrease in accounts receivable of $1,024,000 offset by a decrease in accounts payable of $204,000 and an increase in inventories of $209,000. Cash provided by operating activities totaled $252,000 for the three months ended December 31, 2009.
Based on the amount of working capital that we had on hand on December 31, 2009 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable
ITEM 4T. Controls and Procedures
The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2009, which is the end of the period covered by this quarterly report.
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
Pursuant to the litigation settlement agreement with Steven M. Mizel that is described in Note 9 to the financial statements that are included in Part I, Item 1 of this Quarterly Report on Form 10-Q, the Company delivered to Mr. Mizel a final payment of $161,000 on January 8, 2010.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 11, 2009, the Company issued 400,000 unregistered shares of its common stock for an aggregate cash purchase price of $288,000, which will be used for the Company’s operations. The issuance of such shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 for a transaction not involving a public offering of securities.
ITEM 5. Other Information
None.
ITEM 6. Exhibits

Exhibit
Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.
Date: February 16, 2010	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: February 16, 2010	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer