Form 10-Q
period 2010-03-31
XENONICS HOLDINGS, INC.
filed 2010-05-17
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,”and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 25,209,458 shares of common stock outstanding as of May 3, 2010.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
Rounded in thousands, except par value	2010	2009
	(unaudited)
Assets
Current Assets:
Cash	$57,000	$126,000
Accounts receivable, net	245,000	1,634,000
Inventories	2,315,000	2,069,000
Other current assets	184,000	119,000

Total Current Assets	2,801,000	3,948,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $174,000 and $148,000	103,000	130,000
Goodwill	375,000	375,000
Other assets	122,000	—

Total Assets	$3,401,000	$4,453,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$864,000	$1,000,000
Accrued expenses	102,000	157,000
Accrued payroll and related taxes	145,000	156,000
Accrued derivative liability	—	199,000

Total Current Liabilities	1,111,000	1,512,000
Notes payable	334,000	292,000

Total Liabilities	1,445,000	1,804,000

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2010 and September 30, 2009; 21,322,000 shares issued as of March 31, 2010 and 20,571,000 as of September 30, 2009; 21,209,000 shares outstanding as of March 31, 2010 and 20,459,000 as of September 30, 2009	21,000	20,000
Additional paid-in capital	25,140,000	24,478,000
Accumulated deficit	(22,899,000)	(21,543,000)

	2,262,000	2,955,000
Less treasury shares, at cost, 113,000 shares as of March 31, 2010 and September 30, 2009	(306,000)	(306,000)

Total Shareholders’ Equity	1,956,000	2,649,000

Total Liabilities and Shareholders’ Equity	$3,401,000	$4,453,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
Rounded in thousands, except per share amounts	2010	2009	2010	2009
	(unaudited)		(unaudited)
Revenues	$109,000	$2,802,000	$1,365,000	$3,156,000
Cost of goods sold	69,000	1,582,000	740,000	1,776,000

Gross profit	40,000	1,220,000	625,000	1,380,000
Selling, general and administrative	696,000	1,371,000	1,490,000	2,580,000
Research and development	257,000	154,000	453,000	343,000

Loss from operations	(913,000)	(305,000)	(1,318,000)	(1,543,000)

Other income/(expense):
Gain (loss) on derivative revaluation	—	44,000	38,000	(19,000)
Other income	—	4,000	—	4,000
Interest income	—	1,000	2,000	10,000
Interest (expense)	(38,000)	(5,000)	(76,000)	(7,000)

Loss before provision for income taxes	(951,000)	(261,000)	(1,354,000)	(1,555,000)
Income tax provision	—	—	2,000	2,000

Net loss	$(951,000)	$(261,000)	$(1,356,000)	$(1,557,000)

Net loss per share:
Basic and fully-diluted	$(0.04)	$(0.01)	$(0.06)	$(0.08)
Weighted average shares outstanding:
Basic and fully-diluted	21,189,000	20,246,000	20,998,000	20,405,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
Rounded in thousands	2010	2009
	(unaudited)

Cash flows from operating activities:
Net income (loss)	$(1,356,000)	$(1,557,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,000	28,000
Provision for bad debts	(5,000)	(6,000)
Non-cash compensation to employees and directors	35,000	238,000
Non-cash compensation for warrants issued	85,000	—
Non-cash compensation to consultants	38,000	79,000
(Gain) loss on derivative revaluation	(38,000)	19,000
Amortization of warrants for notes payable	42,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,394,000	169,000
Inventories	(246,000)	(182,000)
Other current assets	15,000	144,000
Accounts payable	(126,000)	429,000
Accrued expenses	(55,000)	(65,000)
Accrued payroll and related taxes	(11,000)	3,000
Accrued derivative liability	(161,000)	—

Net cash provided by (used in) operating activities	(363,000)	(701,000)
Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	—	(30,000)

Net cash (used in) investing activities	—	(30,000)

Cash flows from financing activities:
Proceeds from sale of common stock	288,000	—
Proceeds from exercise of stock options	6,000	—
Proceeds from bank note payable	—	1,000,000

Net cash provided by financing activities	294,000	1,000,000

Net increase (decrease) in cash	(69,000)	269,000
Cash, beginning of period	126,000	325,000

Cash, end of period	$57,000	$594,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$34,000	$7,000
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 9)	$—	$375,000
The Company issued 25,000 shares of common stock for the exercise of stock options for cash of $6,000 plus consulting services	$10,000	$—
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$240,000	$—
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
On October 1, 2009, we adopted a new FASB rule related to non-controlling interests in consolidated financial statements. The new rule requires the ownership interests in subsidiaries held by parties other than the parent to be treated as a separate component of equity and be clearly identified, labeled, and presented in the consolidated financial statements. The new rule was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. Earlier adoption was prohibited. The adoption of this standard did not have an impact on our consolidated financial statements. On October 1, 2009, we also adopted related guidance, FASB ASU No. 2010-2, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification, which amended certain provisions of the preceding new guidance for non-controlling interests and changes in ownership interests of a subsidiary, specifically related to an entity that experiences a decrease in ownership in a subsidiary. The new guidance clarifies the scope of the decrease in ownership provisions. The adoption of this standard did not have an impact on our consolidated financial statements.
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
In June 2009, the FASB issued new rules to amend certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The new rules become effective for the Company on October 1, 2010; earlier application is prohibited. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
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
In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011. Other than requiring additional disclosures, the full adoption of this new guidance will not have an impact on our consolidated financial statements.

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
The fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three and six months ended March 31, 2010, the number of options and warrants excluded was 3,267,000 and 3,222,000, respectively. For the three and six months ended March 31, 2009, the number of options and warrants excluded was 5,424,000.
4. INVENTORIES
Inventories were comprised of :

	March 31,	September 30,
	2010	2009
	(unaudited)
Raw materials	$1,526,000	$1,338,000
Work in process	169,000	218,000
Finished goods	620,000	513,000

	$2,315,000	$2,069,000

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the six months ended March 31, 2010 and 2009:

	For the Six Months
	Ended March 31,
	2010	2009
Risk-free interest rate	1.76%	1.47% – 2.37%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	103%	101% – 103%
Weighted-average volatility	103%	103%
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
A summary of the Company’s stock option activity as of March 31, 2010, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2009	2,233,000	$1.34	3.57
Granted	45,000	$0.80	4.52
Exercised	(25,000)	$0.65
Forfeited, Expired or Cancelled	(179,000)	$3.32

Outstanding at March 31, 2010	2,074,000	$1.17	3.34	$—

Exercisable at March 31, 2010	1,224,000	$1.50	2.89	$—	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.64 at March 31, 2010.

A summary of the status of the Company’s non-vested stock options as of March 31, 2010, and changes during the six months ended March 31, 2010, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2009	900,000	$0.45
Granted	45,000	$0.57
Forfeited or Expired	(25,000)	$(0.46)
Vested	(70,000)	$(0.53)

Non-vested at March 31, 2010 31,202007	850,000	$0.45

As of March 31, 2010, there was $380,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock options plans. Those costs are not expected to be recognized because achievement of the revenue and profitability milestones are not deemed probable as of March 31, 2010. The total fair value of options vested during the six months ended March 31, 2010 was $37,000.
In October 2008, the Company granted a total of 325,000 new stock options to the three current officers. These options would have vested only if certain revenue and profitability milestones were achieved for the fiscal year ending September 30, 2009. In March 2009, for these and an additional 125,000 stock options that were previously granted, the revenue and profitability milestones were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of March 31, 2010.
In March 2009, the Company granted a total of 400,000 new stock options to two officers. These options would have vested only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. In September 2009 the revenue and profitability milestones for these options were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of March 31, 2010.
In October 2009 the Company granted a total of 45,000 new stock options to two directors for $0.80 per share.
Total compensation expense related to outstanding options for the three months ended March 31, 2010 and 2009 was $4,000 and $225,000, respectively. For the six months ended March 31, 2010 and 2009 total compensation expense was $35,000 and $238,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
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
At March 31, 2010 and 2009, 3,148,000 and 3,490,000 warrants were outstanding and 2,212,000 and 2,554,000 warrants were vested, respectively.

Compensation expense related to outstanding warrants for the three months ended March 31, 2010 and 2009 was $13,000 and $79,000, respectively. For the six months ended March 31, 2010 and 2009 total compensation expense was $84,000 and $79,000, respectively.
Common stock — On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets, $142,000 was recorded in Other assets. For the three and six months ended March 31, 2010, $20,000 and $38,000, respectively, was recorded as Selling, general and administrative expense.
On December 11, 2009 the Company sold 400,000 shares of common stock for $0.72 per share and granted warrants to purchase 100,000 shares for $0.90 per share.
7. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of March 31, 2010 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings. As of March 31, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the six months ended March 31, 2010, deferred income tax assets and the corresponding valuation allowance increased by $571,000.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of our cash and equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.
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
10. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 above. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2010, the Company determined that no such impairment indicators exist.
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
12. SUBSEQUENT EVENTS
During April 2010 the Company sold 4,000,000 shares of common stock at $0.50 per share and issued 4,000,000 warrants to purchase additional shares of common stock at $0.65 per share for a period of five years. Net proceeds of the common stock sales were $1,780,000.
Management evaluated all activity through the date that the consolidated financial statements were issued, and concluded that no other subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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
Results of Operations
Three-months ended March 31, 2010 compared to the three-months ended March 31, 2009
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended March 31, 2010 were $109,000 compared to revenues of $2,802,000 for the quarter ended March 31, 2009. In the quarter ended March 31, 2010, 100% of revenues were from sales of SuperVision units. Sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) were unexpectedly delayed. In March 2010 we announced a sale to the Marines for $2.8 million with monthly shipments to begin in May. In the quarter ended March 31, 2009, 75% of revenues were to the military market.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 37% and 44% for the quarters ended March 31, 2010 and 2009, respectively. The gross profit percentage in the quarter ended March 31, 2010 was negatively impacted by lower sales.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $675,000 to $696,000 for the quarter ended March 31, 2010 as compared to $1,371,000 for the quarter ended March 31, 2009. The decrease is primarily attributed to decreases in non-cash compensation expenses for stock options and warrants of $267,000, decreases in trade show, travel and sample expenses of $148,000, decreases in salaries and benefits of $169,000 and decreases in relocation expenses of $19,000.

Research & Development: Research and development expenses were $257,000 for the quarter ended March 31, 2010 compared to $154,000 for the quarter ended March 31, 2009. The increase is primarily attributed to production staff costs incurred for the further development of the Company’s product lines during a period of lower sales.
Other Income (Expense): For the quarter ended March 31, 2010 interest expense was $38,000 compared to $5,000 for the quarter ended March 31, 2009.
In connection with the repurchase of the Company’s minority interest in December 2008, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. The Company recorded a derivative of $161,000 at the time of the transaction. The repurchase was completed in January 2010 for $161,000. At March 31, 2009, the fair value of the common stock increased in value and the Company recorded the mark to market adjustment of $44,000 as a gain on derivative revaluation.
Net Loss: Significantly lower revenues in the current quarter accounted for a net loss of $951,000 compared to a net loss of $261,000 for the quarter ended March 31, 2009.
Six months ended March 31, 2010 compared to the six months ended March 31, 2009
Revenues: Revenues for the six months ended March 31, 2010 were $1,365,000 compared to revenues of $3,156,000 for the six months ended March 31, 2009. For the six months ended March 31, 2010, 80% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 72% of revenues to the military market in the same six month period of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 46% and 44% for the six months ended March 31, 2010 and 2009, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,090,000 to $1,490,000 for the six months ended March 31, 2010 as compared to $2,580,000 for the six months ended March 31, 2009. Decreases in non-cash compensation expenses for stock options of $203,000 were offset by an increase for warrants of $43,000. Other decreases included salaries and benefits of $337,000, trade show, advertising, travel and samples expenses of $417,000, legal expenses of $93,000, consulting expenses of $21,000, and relocation expenses of $19,000.
Research & Development: Research and development expenses were $453,000 for the six months ended March 31, 2010 compared to $343,000 for the six months ended March 31, 2009. The Company continues to spend for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
Net Loss: Significantly lower revenues in the current six month period accounted for a net loss of $1,356,000 compared to a net loss of $1,557,000 for the prior year six-month period.
Liquidity and Capital Resources
As of March 31, 2010, the Company had working capital of $1,690,000 and a current ratio of 2.5 to 1 as compared to working capital of $2,436,000 and a current ratio of 2.6 to 1 as of September 30, 2009.

Our net loss of $1,356,000 for the six months ended March 31, 2010 negatively impacted cash. In the first six months of this year, cash flows from financing activities included the proceeds from the sale of common stock of $288,000 and an exercise of stock options of $6,000. Significant sources of cash from operating activities during the first six months of the current year included a decrease in accounts receivable of $1,394,000 offset by a decrease in accounts payable of $136,000 and an increase in inventories of $246,000. Cash used by operating activities totaled $373,000 for the six months ended March 31, 2010.
During April 2010 the Company sold a total of 4,000,000 shares of common stock at $0.50 per share and issued 4,000,000 warrants to purchase additional shares of common stock at $0.65 per share for a period of five years. Net proceeds of the common stock sales were $1,780,000.
Based on the amount of working capital that we had on hand on March 31, 2010, the proceeds from the April sales of common stock and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable

ITEM 4.	Controls and Procedures
The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010, which is the end of the period covered by this quarterly report.
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

XENONICS HOLDINGS, INC.
Date: May 17, 2010	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: May 17, 2010	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer