Form 10-Q
period 2010-06-30
XENONICS HOLDINGS, INC.
filed 2010-08-16
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,“and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 25,509,458 shares of common stock outstanding as of August 2, 2010.

i

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2010	2009
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$502,000	$126,000
Accounts receivable, net	1,277,000	1,634,000
Inventories, net	2,022,000	2,069,000
Other current assets	216,000	119,000

Total Current Assets	4,017,000	3,948,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $188,000 and $148,000	90,000	130,000
Goodwill	375,000	375,000
Other assets	199,000	—

Total Assets	$4,681,000	$4,453,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$537,000	$1,000,000
Accrued expenses	77,000	157,000
Accrued payroll and related taxes	138,000	156,000
Accrued derivative liability	—	199,000

Total Current Liabilities	752,000	1,512,000

Notes payable	355,000	292,000

Total Liabilities	1,107,000	1,804,000

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2010 and September 30, 2009; 25,622,000 shares issued as of June 30, 2010 and 20,571,000 as of September 30, 2009; 25,509,000 shares outstanding as of June 30, 2010 and 20,459,000 as of September 30, 2009	26,000	20,000
Additional paid-in capital	26,941,000	24,478,000
Accumulated deficit	(23,087,000)	(21,543,000)

	3,880,000	2,955,000
Less treasury shares, at cost, 113,000 shares as of June 30, 2010 and September 30, 2009	(306,000)	(306,000)

Total Shareholders’ Equity	3,574,000	2,649,000

Total Liabilities and Shareholders’ Equity	$4,681,000	$4,453,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$1,421,000	$2,132,000	$2,786,000	$5,288,000
Cost of goods sold	692,000	1,142,000	1,433,000	2,918,000

Gross profit	729,000	990,000	1,353,000	2,370,000
Selling, general and administrative	709,000	1,049,000	2,198,000	3,629,000
Research and development	171,000	158,000	625,000	501,000

Loss from operations	(151,000)	(217,000)	(1,470,000)	(1,760,000)

Other income/(expense):
Gain (loss) on derivative revaluation	—	(33,000)	38,000	(52,000)
Other income	—	6,000	—	10,000
Interest income	1,000	4,000	3,000	14,000
Interest (expense)	(38,000)	—	(113,000)	(7,000)

Loss before provision for income taxes	(188,000)	(240,000)	(1,542,000)	(1,795,000)
Income tax provision	—	—	2,000	2,000

Net loss	$(188,000)	$(240,000)	$(1,544,000)	$(1,797,000)

Net loss per share:
Basic and fully-diluted	$(0.01)	$(0.01)	$(0.07)	$(0.09)
Weighted average shares outstanding:
Basic and fully-diluted	24,719,000	20,459,000	22,247,000	20,387,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2010	2009
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net (loss)	$(1,544,000)	$(1,797,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	40,000	43,000
Provision for bad debts	(80,000)	(7,000)
Non-cash compensation to employees and directors	35,000	251,000
Non-cash compensation for warrants issued	103,000	—
Non-cash compensation to consultants	65,000	30,000
(Gain) loss on derivative revaluation	(38,000)	52,000
Amortization of warrants for notes payable	63,000	—
Changes in operating assets and liabilities:
Accounts receivable	437,000	(267,000)
Inventories	47,000	(226,000)
Other current assets	26,000	263,000
Accounts payable	(453,000)	811,000
Accrued expenses	(80,000)	37,000
Accrued payroll and related taxes	(18,000)	35,000
Accrued derivative liability	(161,000)	—

Net cash provided by (used in) operating activities	(1,558,000)	(775,000)
Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	—	(36,000)
Proceeds from and (purchases) of investments in marketable securities	—	1,000,000

Net cash provided by (used in) investing activities	—	964,000

Cash flows from financing activities:
Proceeds from sales of common stock, net	1,928,000	—
Proceeds from exercise of stock options	6,000	—
Proceeds from bank note payable	—	1,000,000
Repayment of bank note payable	—	(1,000,000)

Net cash provided by (used in) financing activities	1,934,000	—

Net increase in cash	376,000	189,000
Cash, beginning of period	126,000	325,000

Cash, end of period	$502,000	$514,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$51,000	$7,000
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 9)	$—	$375,000
The Company issued 25,000 shares of common stock for the exercise of stock options and received $6,000 in cash plus consulting services	$10,000	$—
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$240,000	$—
The Company issued 300,000 shares of common stock for a one-year extension of the financial advisory service agreement at $0.49 per share	$147,000	$—
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
The fully diluted loss per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method, because the effect would have been anti-dilutive. For the three and nine months ended June 30, 2010, the number of options and warrants excluded was 8,066,000 and 3,486,000, respectively. For the three and nine months ended June 30, 2009, the number of options and warrants excluded was 5,349,000.
4. INVENTORIES
Inventories were comprised of:

	June 30,	September 30,
	2010	2009
	(unaudited)
Raw materials	$1,264,000	$1,338,000
Work in process	183,000	218,000
Finished goods	575,000	513,000

	$2,022,000	$2,069,000

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the nine months ended June 30, 2010 and 2009:

	For the Nine Months
	Ended June 30,
	2010	2009
Risk-free interest rate	1.76%	1.47% - 2.37%
Expected life (in years)	4	4
Dividend yield	0.0%	0.0%
Expected volatility	103%	101% - 103%
Weighted-average volatility	103%	103%
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
A summary of the Company’s stock option activity as of June 30, 2010, and changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2009	2,233,000	$1.34	3.57
Granted	45,000	$0.80	4.27
Exercised	(25,000)	$0.65
Forfeited, Expired or Cancelled	(610,000)	$2.83

Outstanding at June 30, 2010	1,643,000	$0.78	3.59	$—

Exercisable at June 30, 2010	918,000	$0.86	3.42	$—	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.35 at June 30, 2010.

A summary of the status of the Company’s non-vested stock options as of June 30, 2010, and changes during the nine months ended June 30, 2010, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2009	900,000	$0.45
Granted	45,000	$0.57
Forfeited or Expired	(150,000)	$(0.45)
Vested	(70,000)	$(0.53)

Non-vested at June 30, 2010	725,000	$0.44

As of June 30, 2010, there was $380,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the stock options plans. Those costs are not expected to be recognized because achievement of the revenue and profitability milestones are not deemed probable as of June 30, 2010. The total fair value of options vested during the nine months ended June 30, 2010 was $37,000.
In October 2008, the Company granted a total of 325,000 new stock options to the three current officers. These options would have vested only if certain revenue and profitability milestones were achieved for the fiscal year ending September 30, 2009. In March 2009, for these and an additional 125,000 stock options that were previously granted, the revenue and profitability milestones were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of June 30, 2010.
In March 2009, the Company granted a total of 400,000 new stock options to two officers. These options would have vested only if certain revenue and profitability milestones are achieved for the fiscal year ending September 30, 2009. In September 2009 the revenue and profitability milestones for these options were extended to the fiscal year ending September 30, 2010. No expense has been recorded because achievement of the milestones is not deemed probable as of June 30, 2010.
In October 2009 the Company granted a total of 45,000 new stock options to two directors for $0.80 per share.
There was no compensation expense related to outstanding options for the three months ended June 30, 2010. Total compensation expense related to outstanding options for the three months ended June 30, 2009 was $13,000. For the nine months ended June 30, 2010 and 2009 total compensation expense was $35,000 and $251,000, respectively. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
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
At June 30, 2010 and 2009, 7,148,000 and 3,416,000 warrants were outstanding and 2,212,000 and 2,479,000 warrants were vested, respectively.

Compensation expense related to outstanding warrants for the three months ended June 30, 2010 was $18,000. For the nine months ended June 30, 2010 and 2009 total compensation expense related to outstanding warrants was $103,000 and $30,000, respectively.
Common stock — On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three and nine months ended June 30, 2010, $28,000 and $65,000, respectively, was recorded as selling, general and administrative expense.
On December 11, 2009 the Company sold 400,000 shares of common stock for $0.72 per share and granted warrants to purchase 100,000 shares for $0.90 per share.
On April 6, 2010 the Company sold 2,900,000 shares of common stock for $0.50 per share and granted warrants to purchase 2,900,000 shares for $0.65 per share.
On April 23, 2010 the Company sold 1,100,000 shares of common stock for $0.50 per share and granted warrants to purchase 1,100,000 shares for $0.65 per share.
The total issuance costs for the shares of common stock sold in December 2009 and April 2010 were $359,000. The net proceeds of these common stock sales were $1,929,000.
7. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of June 30, 2010 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings. As of June 30, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the nine months ended June 30, 2010, deferred income tax assets and the corresponding valuation allowance increased by $653,000.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of our cash and equivalents, accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.

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
10. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 above. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of June 30, 2010, the Company determined that no such impairment indicators exist.
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
12. SUBSEQUENT EVENTS
Management evaluated all activity through the date that the consolidated financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.
In July 2010 the Company granted a total of 40,000 new stock options to two new directors for $0.65 per share.

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
Results of Operations
Three-months ended June 30, 2010 compared to the three-months ended June 30, 2009
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended June 30, 2010 were $1,421,000 compared to revenues of $2,132,000 for the quarter ended June 30, 2009. In the quarter ended June 30, 2010, 92% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended June 30, 2009, 90% of revenues were to the military market.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 51% and 46% for the quarters ended June 30, 2010 and 2009, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $340,000 to $709,000 for the quarter ended June 30, 2010 as compared to $1,049,000 for the quarter ended June 30, 2009. The decrease is primarily attributed to the Company’s cost reduction program that included decreases in salaries and benefits of $179,000, consulting services of $105,000 and trade show, marketing and travel expenses of $103,000.

Research & Development: Research and development expenses were $171,000 for the quarter ended June 30, 2010 compared to $158,000 for the quarter ended June 30, 2009. The increase is primarily attributed to costs incurred for the further development of the Company’s product lines during a period of lower sales.
Other Income (Expense): For the quarter ended June 30, 2010 interest expense was $38,000. There was no interest expense for the quarter ended June 30, 2009.
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
Net Loss: Lower revenues in the current quarter were offset by significant reductions in operating expenses to account for a net loss of $188,000 compared to a net loss of $240,000 for the quarter ended June 30, 2009.
Nine months ended June 30, 2010 compared to the nine months ended June 30, 2009
Revenues: Revenues for the nine months ended June 30, 2010 were $2,786,000 compared to revenues of $5,288,000 for the nine months ended June 30, 2009. For the nine months ended June 30, 2010, 86% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 79% of revenues to the military market in the same nine month period of the prior year.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to PerkinElmer for NightHunter 3 products that PerkinElmer manufactures for us under a manufacturing agreement.
The gross profit percentages were 49% and 45% for the nine months ended June 30, 2010 and 2009, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,431,000 to $2,198,000 for the nine months ended June 30, 2010 as compared to $3,629,000 for the nine months ended June 30, 2009. Decreases in non-cash compensation expenses for stock options of $216,000 were offset by an increase for warrants of $138,000. Other decreases, which were part of the Company’s cost reduction program, included salaries and benefits of $516,000, advertising, trade show, travel and samples expenses of $520,000, legal expenses of $76,000, consulting expenses of $88,000, investor relations of $39,000 and rent and relocation expenses of $39,000.
Research & Development: Research and development expenses were $625,000 for the nine months ended June 30, 2010 compared to $501,000 for the nine months ended June 30, 2009. The Company continues to spend for the development of new products, including our new NightHunter 3 ultra high intensity illumination system.
Net Loss: Lower revenues in the current nine month period offset by significant reductions in operating expenses accounted for a net loss of $1,544,000 compared to a net loss of $1,797,000 for the prior year nine month period.

Liquidity and Capital Resources
As of June 30, 2010, the Company had working capital of $3,265,000 and a current ratio of 5.3 to 1 as compared to working capital of $2,436,000 and a current ratio of 2.6 to 1 as of September 30, 2009.
Our net loss of $1,544,000 for the nine months ended June 30, 2010 negatively impacted cash. In the first nine months of this year, cash flows from financing activities included the net proceeds from the sales of common stock of $1,929,000 and an exercise of stock options of $6,000. Significant sources of cash from operating activities during the first nine months of the current year included a decrease in accounts receivable of $437,000 offset by a decrease in accounts payable of $453,000. Cash used in operating activities totaled $1,559,000 for the nine months ended June 30, 2010.
During April 2010 the Company sold a total of 4,000,000 shares of common stock at $0.50 per share and issued 4,000,000 warrants to purchase additional shares of common stock at $0.65 per share for a period of five years. Net proceeds of the common stock sales were $1,780,000.
Based on the amount of working capital that we had on hand on June 30, 2010, the proceeds from the April sales of common stock and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Not applicable
ITEM 4. Controls and Procedures
The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010, which is the end of the period covered by this quarterly report.
Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
The risk factors in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009 are updated as follows:
Risks Related to Our Business
We have a recent history of losses and cannot assure you that we will ever become or remain profitable.
During each of the five fiscal years in the period ended September 30, 2009, we incurred a net loss ranging from $1,391,000 to $5,310,000, and we had revenue ranging from $4,434,000 to $10,168,000. For the fiscal year ended September 30, 2004, we had net income of $1,476,000 on revenue of $11,927,000.
Since our revenue is primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenue fluctuates significantly from year to year. We cannot provide any assurance that we will generate revenue at any specific levels or that any revenue generated will be sufficient for us to become profitable or thereafter maintain profitability. If our revenue does not increase significantly, we will need to raise substantial additional amounts of capital in order to be able to continue our operations.
The loss of contracts with U.S. government agencies would adversely affect our revenue.
To date, substantially all of our sales have been derived from sales to military and security organizations, such as the U.S. military, and various other governmental law enforcement agencies. There are certain considerations and limitations inherent in sales to governmental or municipal entities such as budgetary constraints, timing of procurement, political considerations and listing requirements that are beyond our control and that could affect our future sales. There is no assurance that we will be able to achieve our targeted sales objectives to these governmental and municipal entities or that we will continue to generate any material sales to these entities in the future.
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
Our products could be rendered obsolete or uneconomical by the introduction and market acceptance of competing products, technological advances by current or potential competitors, or other approaches. If that development were to occur, we might be required to reduce our prices in order to remain competitive and these lower prices could affect our profitability. We compete on the basis of a number of factors in areas in which we have limited experience, including marketing to the military and governmental agencies, and customer service and support. There is no assurance that we will be able to compete successfully against current or future competitors.

Because we have a new marketing and sales team, we may be unable to compete successfully against other companies that have a history and track record in the high-intensity lighting and night vision marketplaces.
We have a new marketing and sales team. On July 27, 2009, we entered into a domestic distribution agreement with Aardvark Tactical, Inc. for all of our high-intensity illumination systems, SuperVision high-definition night-vision devices and future products developed by us. The customer base covered by the agreement includes all United States military, all United States federal law enforcement agencies, all state and local first responders and all United States based defense contractors. Although Aardvark is one of the largest suppliers of non-lethal weapons, riot control, force protection and tactical equipment in the United States to military, law enforcement, federal government and homeland security, there is no assurance that Aardvark will be successful in its effort to market our products.
Although our officers have experience in the operations and management of various businesses and have experience in the high-intensity lighting field, they have limited experience in the management of a company engaged in the high volume sale of high-intensity lighting and night vision. In addition, while we have had success in marketing to certain branches of the U.S. military and to certain other U.S. governmental agencies, we are new to marketing our products to a wider market. There is no assurance that our current marketing and sales capabilities will enable us to compete successfully against competitors that have a history and track record in the high-intensity lighting and night vision marketplaces. If we do not maintain an effective marketing and sales organization, our business will be adversely affected.
The loss of any of our key personnel could adversely affect our business.
Our future success depends on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board and Chief Executive Officer, and Jeffrey P. Kennedy, our Chief Operating Officer and President. The loss of the services of one or more members of our senior management could have a material adverse effect on our business and prospects.
We are subject to government regulations that may require us to obtain additional licenses and could limit our ability to sell our products outside the United States.
The sale of certain of our products outside the United States is subject to compliance with the United States Export Administration Regulations and, potentially, the International Traffic in Arms Regulations. Compliance with government regulations may subject us to additional fees and costs. The absence of comparable restrictions on competitors in other countries may adversely affect our competitive position. The need to obtain licenses could limit or impede our ability to ship to certain foreign markets. Although we currently hold the requisite export licenses required under current requirements, future laws and regulations could impact our ability to generate revenue from the sale of our products outside the United States, which could have a material adverse effect on our business, financial condition and results of operations.
We may experience production delays if suppliers fail to deliver materials to us, which could reduce our revenue.
The manufacturing process for our products consists primarily of the assembly of purchased components. Although we can obtain materials and purchase components from different suppliers, we rely on certain suppliers for our components. If a supplier should cease to deliver such components, this could result in added cost and manufacturing delays and have a material adverse effect on our business.

Our operations involve evolving products and technological change, which could make our products obsolete.
Ultra-high-intensity portable illumination products are continuously evolving and are subject to technological change. Our ability to maintain a competitive advantage and build our business requires us to consistently invest in research and development. Many of the companies that currently compete in the portable illumination market, or that may in the future compete with us in our market, may have greater capital resources, research and development staffs, facilities and field trial experience than we do. Our products could be rendered obsolete by the introduction and market acceptance of competing products, technological advances by current or potential competitors, or other approaches.
We may not have adequate protection of our intellectual property, which could result in a reduction in our revenue if our competitors are able to use our intellectual property.
We own the rights to 18 patents, including 5 design patents and 13 utility patents relating to the design and configuration of our xenon illumination technology and digital lowlight viewing. There is no assurance, however, that our patents will provide competitive advantages for our products or that our patents will not be successfully challenged or circumvented by our competitors. There is no assurance that our pending patent applications will ultimately be issued or provide patent protection for improvements to our base technology. While we believe that our patent rights are valid, we cannot be sure that our products or technologies do not infringe on other patents or intellectual property or proprietary rights of third parties. In the event that any relevant claims of third-party patents are upheld as valid and enforceable, we could be prevented from selling our products or could be required to obtain licenses from the owners of such patents or to redesign our products to avoid infringement. In addition, many of the processes of our products that we deem significant are not protected by patents or pending patent applications.
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
Because we currently have only a single line of products, any delay in our ability to market, sell or ship these existing products would adversely affect our revenue.
To date, all of our revenue has been generated from the sales of our three NightHunter illumination system products (the NightHunter One, NightHunter II and NightHunter ext), related accessories and our SuperVision product. In addition to these NightHunter models and SuperVision, we are now marketing the NightHunter 3. Our profitability and viability are dependent upon our continued ability to sell, manufacture and ship our NightHunter and SuperVision products, and any delay or interruption in our ability to market, sell or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.
In addition, our future growth and profitability will depend on our ability to successfully expand our NightHunter and SuperVision products and to develop other products. While our goal is to develop and commercialize a line of ultra-high-intensity illumination systems, and digital low-light viewing devices, new products will require substantial expenditures of money for development and advertising. There is no guarantee that the market will accept these new products.

Because we depend on a single manufacturer to make our NightHunter products, any failure by the manufacturer to honor its obligations to us will impair our ability to deliver our products to customers.
Under our agreement with PerkinElmer, a global provider of products and services to, among others, the optoelectronics industries, PerkinElmer is the sole and exclusive manufacturer of our NightHunter products, and we are not permitted to engage any other manufacturer. In addition, PerkinElmer is responsible for testing, packaging and maintaining product inventories. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our new NightHunter products. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable or unwilling to fully honor its obligations under our manufacturing agreement, we would lose the ability to manufacture and deliver our principal product until PerkinElmer recommences manufacturing or until we obtain an alternate manufacturer. While we believe that we could replace PerkinElmer in such an event, any such event would adversely affect our operations and financial results during the period in which we transitioned to another manufacturer.
The current global economic downturn may materially and adversely affect our business, financial condition and results of operations.
Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions may negatively impact (1) demand for our products, (2) our ability to collect accounts receivable on a timely basis, (3) the ability of suppliers to provide the products required in our operations, and (4) our ability to obtain financing or to otherwise access capital markets.
Risks Related to Our Common Stock
The market price of our common stock may be volatile.
The market price of our common stock could fluctuate substantially in the future in response to a number of factors, many of which are beyond our control, including:
•	actual or anticipated fluctuations in our operating results;

•	changes in stock market analyst recommendations regarding our common stock, the common stock of our competitors or our industry generally;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in government regulations;

•	litigation or threats of litigation;

•	reports or speculation in the press, industry publications or internet communities;

•	short selling of our common stock or our issuance of common stock for less than the then-current market price of our common stock;

•	new accounting standards;

•	general economic, political and market conditions; and

•	the occurrence of any of the other risks described in our filings with the Securities and Exchange Commission.

Low trading volume of our common stock may adversely affect the market price of our common stock.
There is no assurance as to the depth or liquidity of the market for our common stock or the prices at which stockholders may be able to sell their shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, there is no assurance that stockholders will be able to sell their shares at or near ask prices or at all.
If securities or industry analysts do not publish research reports about our business or if they downgrade our common stock, the price of our common stock could decline.
Small, relatively unknown companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish. The lack of published reports by independent securities analysts could limit the interest in our common stock and negatively affect our stock price. We do not have any control over the research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our common stock, our stock price would likely decline. If any analyst ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price to decline.
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
The exercise of outstanding stock options and warrants would dilute the ownership interests of our stockholders, and sales of the common stock acquired upon the exercise of these stock options and warrants could cause our stock price to decline.
There are currently outstanding stock options and warrants entitling the holders to purchase 8.8 million shares of our common stock. Substantial option and warrant exercises would significantly dilute the ownership interests of our stockholders. Substantial sales in the public market of the common stock acquired upon the exercise of these options and warrants could cause the market price of our common stock to decline. The perception among investors that these sales may occur could produce the same adverse effect on our stock price.
Our ability to raise capital in the future may be limited, and the interests of our stockholders may be adversely affected if we incur indebtedness or issue additional equity securities to finance our business operations.
There is no assurance that our future revenue will be sufficient to fund our business operations. If our revenue is insufficient, there is no assurance that we will be able to obtain sufficient funds from debt financing or additional issuances of equity securities to finance our business operations.
Debt financing may not be available to us in sufficient amounts, on favorable terms or at all. The terms of any debt financing that we incur may impose restrictions on our operations, which may include limiting our ability to incur additional indebtedness or to engage in certain business activities such as acquisitions of other businesses. In addition, we may be subject to covenants requiring us to satisfy certain financial tests and ratios, and our ability to satisfy such covenants may be affected by events outside of our control. The holders of our indebtedness will have rights, preferences and privileges that are senior to those of our stockholders in the event of a liquidation.

The sale of additional equity securities would result in dilution to our common stockholders by reducing their proportionate ownership interest in our company. Our board of directors has the authority to issue up to 5,000,000 shares of our preferred stock and to determine the rights, preferences and privileges of the preferred stock without the approval of our common stockholders. The issuance of preferred stock could adversely affect the voting power of holders of our common stock, restrict their rights to receive payment upon liquidation, and have the effect of delaying, deferring or preventing a change in control which may be beneficial to our common stockholders.
In addition, the market price of our common stock could decline as a result of sales of our common stock offered by in future securities offerings if we issue common stock at a price that is less than the then-current market price of our common stock.
Our common stock may be delisted from the NYSE Amex, which could result in a decline in the market price of our common stock.
On July 30, 2010, we received a written notice from the NYSE Amex stating that we are not in compliance with the NYSE Amex’s continued listing standards and that, accordingly, our common stock is subject to a delisting proceeding. Specifically, the NYSE Amex advised us that we are not in compliance with Section 1003(a)(iii) of the NYSE Amex’s Company Guide because our stockholders’ equity is less than $6,000,000.
In accordance with Sections 1009(d) and 1203 of the NYSE Amex’s Company Guide, we have the right to appeal the determination of the NYSE Amex’s staff by requesting a hearing before a Listing Qualifications Panel. We have exercised this right and expect the hearing to occur in mid-September 2010. Pending the hearing, our common stock will continue to be listed on the NYSE Amex.
There is no assurance that our appeal will be successful, and our common stock may be delisted from the NYSE Amex. The market price of our common stock may be adversely affected if our common stock is delisted from the NYSE Amex because of our failure to comply with the exchange’s continued listing standards.
If our common stock is delisted from the NYSE Amex, we anticipate that the common stock will be quoted on the OTC Bulletin Board. Quotation of our common stock on the OTC Bulletin Board may limit the liquidity and price of our common stock more than if the common stock were listed on a national securities exchange. Some investors might perceive our common stock to be less attractive if it ceases to be listed on the NYSE Amex. In addition, a company whose stock is quoted on the OTC Bulletin Board might not attract the same amount of analyst coverage that accompanies companies listed on national securities exchanges. In addition, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities that are quoted on the OTC Bulleting Board. All of these factors might adversely affect the market price and trading volume of our common stock.

You may have difficulty selling our common stock if it is deemed a “penny stock.”
If our common stock is delisted from the NYSE Amex and is not thereafter listed on any national securities exchange, the open market trading of our common stock will be subject to the SEC’s “penny stock” rules as long as the market price of the stock is below $5.00 per share. The “penny stock” rules impose additional sales practice requirements on certain broker-dealers who sell securities to persons other than established customers and accredited investors (generally an individual with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with his or her spouse). These rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these rules, certain brokers-dealers who recommend such penny stock to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These rules might have the effect of limiting the trading activity of our common stock, reducing the liquidity of an investment in our common stock and increasing the transaction costs for sales and purchases of our common stock as compared to other securities. The additional burdens imposed upon broker-dealers by the penny stock rules could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and the ability of holders of the common stock to sell their shares.
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

XENONICS HOLDINGS, INC.
Date: August 16, 2010	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: August 16, 2010	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer