Form 10-K
period 2010-09-30
XENONICS HOLDINGS, INC.
filed 2010-12-17
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010

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
Registrant’s telephone number, including area code: (760) 477-8900
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2010 was approximately $12,636,000.
There were 24,975,929 shares of the registrant’s common stock outstanding on December 10, 2010.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

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
Overview
We design, manufacture and market high-end, high-intensity portable illumination products and low light viewing systems (night vision). Our core product line consists of lightweight, long-range, ultra-high intensity illumination products used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets. The night vision system is used across the entire spectrum from commercial to the military. We have 18 general, utility and design patents issued, allowed or pending. Our illumination line of products has 12 utility and design patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision product line we have 4 utility and design patents with 55 separate claims included in the patents and 2 pending. They include the integration of the entire system as well as weapons mounting and recording capability.
We are largely dependent upon government orders for our revenues. While the night vision products expanded our sales into the commercial market and the international market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal, state and local law enforcement.
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
Our Products
The NightHunter ultra-high intensity series of illumination products currently consists of three versatile compact illumination systems — NightHunter One, NightHunter ext, and NightHunter 3, which replaced the NightHunter II. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-visible infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the retail prices for our ultra-high intensity products range from $3,000 to over $6,000.
The SuperVision HDTV display with an ultra-sensitive IR/visible sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and IR spectrum SuperVision allows the user to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1,000 nanometers it can operate well past the range of a conventional analog tube system. With a retail price of just $1,499 it is affordable at the local law enforcement level as well as with commercial customers. In 2008 we added two products to the SuperVision line, the SuperVision Tactical Package and the SuperVision Long Range Surveillance System. The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR in a waterproof case. The Long Range Surveillance System expands the SuperVision capability out to 100x zoom giving law enforcement facial identification out past half a mile. In 2009 we introduced SuperVision Video Out which added the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to eight hours on external DC or AC power, as well as its rechargeable battery.

Our currently available products and their respective features are listed below.
NightHunter One The NightHunter One system is a lightweight (6.1 lbs.) illumination system that can be readily adapted to a variety of uses and platforms, from handheld to fixed mounted use on vehicles, boats, and helicopters. The NightHunter can be powered from its internal rechargeable battery or from any 12-32 VDC power source.
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
NightHunter 3 The NightHunter 3 was designed to replace and improve upon the NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned NightHunter 3 is a 3.0 pound illuminator that exceeds the range of the NightHunter II while at the same time incorporating an integral filter assembly, new battery technology, and remote control.
SuperVision SuperVision allows the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.
SuperVision Video Out SuperVision with Video Out adds the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to eight hours on external DC or AC power, as well as its rechargeable battery.
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
Military Forces, of the United States and Foreign Allies
Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2010, we have sold more than $39,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $700,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.
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

U.S. Department of Homeland Security
The agencies of the U.S. Department of Homeland Security represent another key market for NightHunter and SuperVision products. These agencies include the U.S. Customs and Border Protection, Federal Emergency Management Agency, the Transportation Security Administration, the U.S. Secret Service and the U.S. Coast Guard. The United States Border Patrol has over 18,000 vehicles, nearly 200 marine vessels and over 1,200 canine teams deployed daily. The United States Coast Guard has a fleet of 252 cutters, 945 shore units and 1,660 boats. FEMA has over 2,600 full-time employees along with 4,000 employees on standby for disaster relief. The TSA oversees security on highway, railroads, buses, mass transit systems, ports and the 450 United States airports. Our NightHunter products have been tested and deployed in key strategic locations for port, waterway, coastline, airport and border security. We believe that the increased concern about homeland security and the higher amounts budgeted for new security products may make homeland security a potentially significant market for both of our product lines. Our goal is for agencies within the United States Department of Homeland Security to use discretionary funding to purchase our products, and we believe that in the future we may achieve specific line items in the budget similar to our experience with the defense budget.
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
Manufacturing
We conduct manufacturing and final assembly operations on the NightHunter One, NightHunter ext and SuperVision products at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.
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
We currently outsource the manufacturing of our NightHunter 3 product to PerkinElmer Electronics, Inc. In recent years they manufactured over 12,000 of our NightHunter products.

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
In addition to these suppliers of hand-held high intensity lighting products, we believe that other companies that use first generation xenon technology, such as Spectrolab (helicopter searchlights), Phoebus (entertainment spotlights), and Strong (entertainment spotlights) could enter our market in the future. Our strategy is to remain the recognized market and technology leader for hand held size systems thus not leaving an opening for the searchlight companies. Furthermore, during this last fiscal year we became an approved supplier of crew served weapons light systems for the Army.
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
SuperVision has four design and utility patents issued and two pending. They include the integration of the entire system as well as weapons mounting and recording capability.
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

During the fiscal years ended September 30, 2010 and 2009, we spent $772,000 and $623,000, respectively, on research and development.
Employees
As of September 30, 2010, we employed 17 persons. There are three officers on our executive management team, eight persons are employed in operations, two persons in engineering, two persons in customer service and two persons in administrative support. We are not a party to any collective bargaining agreements.

Item 1A.	Risk Factors
RISK FACTORS
An investment in our common stock is subject to a high degree of risk. The risks described below should be carefully considered, as well as the other information contained in this annual report. If any of the following risks actually occurs, our business, financial condition, results of operations and business prospects could be materially and adversely affected. In such event, the trading price of our common stock would likely decline.
Risks Related to Our Business
Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.
For the most recent fiscal year ended September 30, 2010, we posted a net loss of $1,781,000 on revenues of $4,397,000, compared to a net loss of $1,839,000 on revenues of $7,378,000 for the year ended September 30, 2009. For the year ended September 30, 2008, we had a net loss of $1,391,000 on revenues of $10,168,000. For the year ended September 30, 2007, we had a net loss of $4,034,000 on revenues of $4,984,000. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.
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
Any delay in our ability to market, sell or ship our existing products would adversely affect our revenue.
To date, all of our revenues have been generated from the sales of our three NightHunter illumination system products (the NightHunter One, NightHunter II and NightHunter ext), related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illumination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to sell, manufacture and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.
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
PerkinElmer is currently our sole manufacturer of the NightHunter 3 product. Accordingly, we are dependent upon PerkinElmer for the manufacture and delivery of our NightHunter 3 product. To date, as a small company with limited resources, our arrangement with PerkinElmer has provided us with the manufacturing, packaging and shipping expertise normally only available to larger firms. However, should PerkinElmer for any reason in the future be unable to meet its obligations, we believe that we could transition to another manufacturer or manufacture the NightHunter 3 product ourselves.
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
There are currently outstanding stock options and warrants entitling the holders to purchase 8,961,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting and financial performance conditions. These options and warrants have exercise prices ranging from $0.50 per share to $5.75 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.
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

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is currently traded under the symbol “XNNH” on the OTCBB & OTCQB. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

Year ended September 30, 2010	High	Low
First Quarter	$1.12	$0.63
Second Quarter	$1.04	$0.48
Third Quarter	$0.53	$0.32
Fourth Quarter	$0.42	$0.23

Year ended September 30, 2009	High	Low
First Quarter	$1.04	$0.48
Second Quarter	$0.71	$0.26
Third Quarter	$0.79	$0.55
Fourth Quarter	$0.81	$0.55
As of September 30, 2010, there were 25,509,458 common shares outstanding and 49 shareholders of record, not including shareholders who hold their stock in “street name”.
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
Repurchase of Securities
The Company did not repurchase any shares of its common stock during the year ended September 30, 2010.
Recent Sales of Unregistered Securities
The Company has previously reported all equity securities that it sold during the period covered by this annual report that were not registered under the Securities Act.
Equity Compensation Plan Information
The following table summarizes as of September 30, 2010, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under the Company’s equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,813,000	$0.76	513,000
Equity compensation plans not approved by security holders	600,000	$1.42	—

Totals	2,413,000	$0.92	513,000

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
On March 16, 2009 the Company entered into an agreement with an independent firm for financial advisory services for a period of one year. As part of this agreement the Company issued a five-year warrant, vested upon issuance, to purchase 300,000 shares of the Company’s common stock at $0.50 per share (which exceeded the fair market value of the common stock as of the date of the agreement). Subsequently, on June 11,2009 the Company engaged the same firm to assist in raising funds for working capital by August 31, 2009. While the Company was able to privately raise $525,000 in debt financing, this financing was not completed by the independent firm. On September 16, 2009 the Company and the independent firm mutually agreed to modify the warrant to an attainable performance level and reduce the number of shares to 50,000. Pursuant to the terms of the warrant, the independent firm made a cashless exercise on December 21,2009 and 25,000 shares were issued.
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

Item 6.	Selected Financial Data
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Trends in Our Business
The Company has not had revenue levels sufficient to generate net income in the last five years. In order to improve our revenue levels, we are focusing on improving our current products, introducing new products and expanding our customer base. In addition to an ongoing effort to improve revenue levels, we continually look to lower costs wherever possible to improve our operating margin.
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
Results of Operations
Year ended September 30, 2010 compared to September 30, 2009
We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
Revenues: Revenues for the year ended September 30, 2010 were $4,397,000 compared to revenues of $7,378,000 for the year ended September 30, 2009. In the year ended September 30, 2010, we sold $3,950,000 or 90% of our NightHunter products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as military resellers. This compares to $6,121,000 or 83% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2009. Shipments to commercial customers of our new SuperVision product accounted for 10% of revenues for the year ended September 30, 2010 and 17% for the year ended September 30, 2009.
Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter and SuperVision products and the price that we pay to PerkinElmer for the NightHunter 3 products that PerkinElmer manufactures for us under our manufacturing agreement.
The gross profit percentage on revenue was 49% and 46% for the years ended September 30, 2010 and 2009, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,514,000 to $3,021,000 for the year ended September 30, 2010 as compared to $4,535,000 for the year ended September 30, 2009. The decrease is primarily attributed to reductions in advertising, trade show, travel and samples expenses of $542,000 and salaries and benefits of $602,000 consulting expenses of $186,000, bad debts of $56,000, legal expenses of $31,000, rent and relocation expenses of $40,000 and insurance expenses of $27,000.
Research & Development: Research and development expenses increased by $149,000 for the year ended September 30, 2010 compared to the prior year. The Company continues to spend for the development of new products, including our NightHunter 3 ultra high intensity illumination system.
Other Income / Expense: In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of the transaction of $161,000. At September 30, 2009, the fair value of the common stock decreased in value and the Company recorded the mark to market year to date adjustment of $39,000 as a loss on derivative revaluation. The repurchase was completed in January 2010 for $161,000 and the Company recorded the mark to market year to date adjustment of $38,000 as a gain on derivative revaluation.

For the year ended September 30, 2010, interest income was $4,000 compared to $15,000 in the prior year.
For the year ended September 30, 2010, interest expense was $152,000 compared to $38,000 in the prior year. Interest expense for the year ended September 30, 2010 includes $84,000 of amortization of warrants issued for notes payable and a full year of interest paid in cash for the loan proceeds that were received in July 2009.
Provision for Income Taxes: For the years ended September 30, 2010 and 2009, the provision for income tax was $2,000, which represent the minimum annual payments for state taxes.
Net Loss: Lower sales in the current year were offset by a large reduction in expenses and accounted for the smaller net loss of $1,781,000 when compared to a net loss of $1,839,000 for the prior year.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have incurred losses for the years ended September 30, 2010 and 2009 and have an accumulated deficit of $23,324,000 as of September 30, 2010. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.
Historically, we have invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created an accumulated deficit of $23,324,000 as of September 30, 2010. Our net loss of $1,781,000 for 2010 negatively impacted cash. Cash flows from financing activities included the net proceeds from the sales of common stock of $1,928,000. Significant sources of cash from operating activities included a decrease in accounts receivable (net of allowances) of $622,000 and a decrease in inventories of $103,000 offset by a decrease in accounts payable of $498,000. Cash used in operating activities totaled $1,327,000. Cash used in investing activities included $28,000 for demonstration equipment being used by our largest customer, Aardvark Tactical, Inc. Currently we do not anticipate any material expenditures during the fiscal year ending September 30, 2011.
As of September 30, 2010, the Company had working capital of $3,065,000 and a current ratio of 5.2 to 1 as compared to working capital of $2,436,000 and a current ratio of 2.6 to 1 as of September 30, 2009. Cash on hand at the end of the year increased by $579,000 from the amount of cash on hand as of September 30, 2009.
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
Based on the amount of working capital that we had on hand on September 30, 2010 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended September 30, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Xenonics Holdings, Inc. and subsidiary as of September 30, 2010 and 2009, and the consolidated results of their operations and their consolidated cash flows for the years ended September 30, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.
We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010, included in the accompanying management’s report on internal control over financial reporting and, accordingly, we do not express an opinion thereon.
SingerLewak LLP
Irvine, CA
December 16, 2010

CONSOLIDATED BALANCE SHEETS

	September 30,
Rounded in thousands, except par value	2010	2009
Assets

Current assets:
Cash	$705,000	$126,000
Accounts receivable, net	956,000	1,634,000
Inventories, net	1,966,000	2,069,000
Other current assets	166,000	119,000

Total Current Assets	3,793,000	3,948,000
Equipment, furniture and leasehold improvements at cost, net	69,000	130,000
Goodwill	375,000	375,000
Other assets	216,000	—

Total Assets	$4,453,000	$4,453,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$492,000	$1,000,000
Accrued expenses	126,000	157,000
Accrued payroll and related taxes	110,000	156,000
Accrued derivative liability	—	199,000

Total Current Liabilities	728,000	1,512,000

Notes payable	376,000	292,000

Total Liabilities	1,104,000	1,804,000

Commitments and contingencies (Note 14)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2010 and 2009; 25,622,000 shares issued as of September 30, 2010 and 20,571,000 as of September 30, 2009; 25,509,000 shares outstanding as of September 30, 2010 and 20,459,000 outstanding as of September 30, 2009	25,000	20,000
Additional paid-in capital	26,954,000	24,478,000
Accumulated deficit	(23,324,000)	(21,543,000)

	3,655,000	2,955,000
Less treasury stock, at cost, 113,000 shares	(306,000)	(306,000)

Total Shareholders’ Equity	3,349,000	2,649,000

Total Liabilities and Shareholders’ Equity	$4,453,000	$4,453,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2010	2009

Revenue	$4,397,000	$7,378,000
Cost of goods sold	2,247,000	4,005,000

Gross profit	2,150,000	3,373,000

Selling, general and administrative	3,021,000	4,535,000
Research and development	772,000	623,000

Income (loss) from operations	(1,643,000)	(1,785,000)

Other income (expense):
Gain (loss) on derivative revaluation	38,000	(39,000)
Other (expense) income	(26,000)	10,000
Interest income	4,000	15,000
Interest (expense)	(152,000)	(38,000)

Income (loss) before provision for income taxes	(1,779,000)	(1,837,000)

Income tax provision	2,000	2,000

Net income (loss)	$(1,781,000)	$(1,839,000)

Net loss per share:
Basic and diluted	$(0.08)	$(0.09)

Weighted average shares outstanding
Basic and diluted	22,994,000	20,405,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
Rounded in thousands	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at September 30, 2008	20,296,000	$20,000	(113,000)	$(306,000)	$23,744,000	$(19,704,000)	$3,754,000
Shares issued in exchange for minority interest	275,000				214,000		214,000
Warrants issued for notes payable					250,000		250,000
Compensation charge for stock options issued to employees and directors					237,000		237,000
Compensation charge for warrants issued for services					33,000		33,000
Net loss						(1,839,000)	(1,839,000)

Balances at September 30, 2009	20,571,000	$20,000	(113,000)	$(306,000)	$24,478,000	$(21,543,000)	$2,649,000
Shares issued for cash	4,400,000	4,000			1,924,000		1,928,000
Shares issued for services	600,000	1,000			386,000		387,000
Warrants and stock options exercised	50,000				16,000		16,000
Compensation charge for stock options issued to employees and directors					34,000		34,000
Compensation charge for warrants issued for services					116,000		116,000
Net loss						(1,781,000)	(1,781,000)

Balances at September 30, 2010	25,621,000	$25,000	(113,000)	$(306,000)	$26,954,000	$(23,324,000)	$3,349,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
Rounded in thousands	2010	2009
Cash flows from operating activities:
Net income (loss)	$(1,781,000)	$(1,839,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	63,000	58,000
Impairment loss from fixed asset disposals	26,000	9,000
Provision for bad debts	165,000	110,000
Non-cash compensation for stock options issued to employees and directors	34,000	236,000
Non-cash compensation for warrants issued	116,000	—
Non-cash compensation to consultants	90,000	33,000
(Gain) loss on derivative revaluation	(38,000)	39,000
Amortization of warrants for notes payable	84,000	17,000
Changes in operating assets and liabilities:
Accounts receivable	513,000	(790,000)
Inventories	103,000	(324,000)
Other current assets	34,000	256,000
Accounts payable	(498,000)	461,000
Accrued expenses	(31,000)	63,000
Accrued payroll and related taxes	(46,000)	(17,000)
Accrued derivative liability	(161,000)	—

Net cash (used in) operating activities	(1,327,000)	(1,688,000)

Cash flows from investing activities:
Proceeds from investments in marketable securities	—	1,000,000
Purchases of equipment, furniture and leasehold improvements	(28,000)	(36,000)

Net cash provided by (used in) investing activities	(28,000)	964,000

Cash flows from financing activities:
Proceeds from sales of common stock, net of expenses	1,928,000	—
Proceeds from bank note payable	—	1,000,000
Repayment of bank note payable	—	(1,000,000)
Proceeds from the exercises of warrants and stock options	6,000	—
Proceeds from notes payable	—	525,000

Net cash provided by (used in) financing activities	1,934,000	525,000

Net increase (decrease) in cash	579,000	(199,000)
Cash, beginning of period	126,000	325,000

Cash, end of period	$705,000	$126,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$68,000	$7,000
Supplemental schedule of non-cash financing activities:
The Company repurchased 125,000 shares of the non-controlling interest in a subsidiary through the issuance of 275,000 shares of common stock worth $214,000 and recording an initial accrual of $161,000 (Note 9)	$—	$375,000
The Company issued 25,000 shares of common stock for the exercise of stock options and received $6,000 in cash plus consulting services	$10,000	$—
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$240,000	$—
The Company issued 300,000 shares of common stock for a one-year extension of the financial advisory service agreement at $0.49 per share	$147,000	$—
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
Long-Lived Assets — The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell. For the year ended September 30, 2010 the Company recorded an impairment loss of $26,000 for the disposal of equipment, furniture and leasehold improvements. For the year ended September 30, 2009 the Company recorded an impairment loss of $9,000 for the disposal of equipment, furniture and leasehold improvements
Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash and equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of these items. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.

Accounts Receivable — The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2010, the allowance for doubtful accounts was $176,000 compared to $120,000 as of September 30, 2009. The Company allows its customers to return damaged or defective products following a customary return merchandize authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of sales is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2010, the Company determined that no allowance for sales returns was necessary.
Concentrations of Credit Risk — The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2010, two customers accounted for 87% of total product sales. These customers represented 81% of accounts receivable at September 30, 2010. During the year ended September 30, 2009, three customers accounted for 78% of total product sales. These customers represented 57% of accounts receivable, respectively at September 30, 2009. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.
Inventories — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2010 the Company determined that a reserve of $30,000 was required.
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
Advertising Costs — Advertising costs are expensed as incurred. For the year ended September 30, 2010 there were no expenditures for advertising compared to $48,000 for the year ended September 30, 2009.
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
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of September 30, 2010 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings.

Loss Per Common Share — Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.
The weighted average shares outstanding used in the calculations of earnings per share were as follows:

	For the years ended
	September 30,
	2010	2009
Shares outstanding, beginning	20,459,000	20,184,000
Weighted average shares issued	2,535,000	221,000

Weighted average shares outstanding — Basic and diluted	22,994,000	20,405,000

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2010	2009
Stock options and warrants	8,061,000	5,281,000

Research and Development — Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing improvements in current products.
Stock Options — The Company measures the compensation cost for all stock-based awards at fair value on the date of grant and recognizes the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
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
3. ACCOUNTS RECEIVABLE
Accounts receivable were comprised of:

	September 30,	September 30,
	2010	2009
Accounts Receivable	$1,132,000	$1,754,000
Allowance for doubtful accounts	(176,000)	(120,000)

	$956,000	$1,634,000

4. INVENTORIES
Inventories were comprised of:

	September 30,	September 30,
	2010	2009
Raw materials	$1,285,000	$1,338,000
Work in process	250,000	218,000
Finished goods	431,000	513,000

	$1,966,000	$2,069,000

5. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2010	2009
Computer equipment and software	5	$109,000	$211,000
Furniture and leasehold improvements	7	92,000	67,000

		201,000	278,000
Less: accumulated depreciation and amortization		(132,000)	(148,000)

		$69,000	$130,000

Depreciation expense was $63,000 and $58,000 for the years ended September 30, 2010 and 2009, respectively.
6. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 below. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of September 30, 2010, the Company determined that no such impairment indicators exist.
7. DERIVATIVE LIABILITY
In connection with the repurchase of the Company’s minority interest as discussed in Note 9 below, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. A derivative liability of $161,000 was initially recorded as the difference between the stock price on December 10, 2008 and the guaranteed market value of $375,000. Accordingly, any gains or losses resulting from the change in fair value of the common stock are reported as other income or expense in the accompanying consolidated financial statements. At September 30, 2009, the difference in the fair value of the common stock and the guaranteed value of $375,000 amounted to $199,000. Accordingly the Company has recorded a mark to market adjustment for the year ended September 30, 2009 of $39,000 as a loss on derivative revaluation. On December 11, 2009 the Company was notified that the final liability for this obligation would be $161,000. The repurchase was completed in January 2010 for $161,000 and the Company recorded the mark to market year to date adjustment of $38,000 as a gain on derivative revaluation.
8. NOTES PAYABLE
On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The notes may be prepaid without penalty on or after January 15, 2010.
In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the years ended September 30, 2010 and 2009 the Company recorded amortization of $84,000 and $17,000, respectively.

		September 30,	September 30,
		2010	2009
Notes payable	Unsecured Notes payable, maturing in July 2012, bearing interest at 13% per annum (net of unamortized debt discount of $149,000 in 2010 and $233,000 in 2009)	$376,000	$292,000

	Total debt obligations	376,000	292,000
	Less — current portion, net of debt discount	—	—

	Long-term portion	$376,000	$292,000

Future payments under long-term obligations as of September 30, 2010 are as follows:

2011	$—
2012	525,000

Total	$525,000

9. MINORITY INTEREST
On December 14, 2004, one warrant holder exercised warrants to purchase 125,000 shares of Xenonics, Inc. resulting in Xenonics Holdings, Inc. owning 98.6% of the issued and outstanding capital stock of Xenonics, Inc. On December 10, 2008 the Company repurchased the minority interest in exchange for 275,000 shares of the Company, with a guaranteed value on December 10, 2009 of $375,000 — see Note 14 below for more details.
10. SHAREHOLDERS’ EQUITY
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
11. STOCK OPTIONS AND WARRANTS
Stock Options — The Company accounts for all share-based payments to employees, including grants of employee stock options, based on their fair values and classifies all stock-based compensation as selling, general and administrative expenses.
In July 2003, the Company’s Board of Directors adopted a stock option plan. Under the 2003 Option Plan, options to purchase up to 1,500,000 new shares of common stock are available for issuance to employees, directors, and outside consultants. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan have vesting periods ranging from immediate to three years.
In December 2004, the Company’s Board of Directors adopted a 2004 stock option plan. The Company may issue up to 1,500,000 new shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300,000 shares of common stock. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2004 stock option plan have vesting periods ranging from immediate to three years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted under both plans in the years ended September 30, 2010 and 2009.

	For the years ended
	September 30,
	2010	2009
Risk-free interest rate	1.41% – 1.80%	1.47% – 2.37%
Expected life (in years)	4 – 5	4
Dividend yield	0.0%	0.0%
Expected volatility	102% – 103%	100% – 104%
Weighted-average volatility	103%	103%
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
A summary of the Company’s stock option activity for both plans as of September 30, 2010 and 2009, and changes during the years then ended is presented below:

			Weighted
			Average
		Weighted	Contractual
	Stock	Average	Term in	Aggregate
	Options	Exercise Price	Years	Intrinsic Value
Outstanding at October 1, 2008	1,443,000	$2.77
Granted	1,905,000	$0.67
Exercised	—	—
Forfeited or Cancelled	(1,115,000)	$1.82

Outstanding at September 30, 2009	2,233,000	$1.46	3.57	—
Granted	985,000	$0.66	4.87	—
Forfeited	(25,000)	$0.65
Cancelled	(1,355,000)	$1.65
Exercised	(25,000)	$0.65	—

Outstanding at September 30, 2010	1,813,000	$0.76	4.05	—

Exercisable at September 30, 2010	913,000	$0.86	3.20	—	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.34 at September 30, 2010.

The weighted-average grant-date fair value of options granted during the year ended September 30, 2010 was $0.22 and $0.42 for options granted during the year ended September 30, 2009.

A summary of the status of the Company’s non-vested stock options as of September 30, 2010, and changes during the year ended September 30, 2010, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2009	900,000	$0.45
Granted	985,000	$0.22
Forfeited or Exercised	(905,000)	$0.24
Vested	(80,000)	$0.25

Non-vested at September 30, 2010	900,000	$0.20

As of September 30, 2010, there was $178,000 of total unrecognized compensation cost related to non-vested performance-based compensation arrangements granted under the stock options plans. That cost is expected to be recognized over a weighted-average period of 1.00 year but only if performance milestones are achieved. The total fair value of options vested during the year ended September 30, 2010, was $20,000.
Total compensation expense related to outstanding stock options for the years ended September 30, 2010 and 2009 was $34,000 and $263,000, respectively.
In September 2010, the Company granted a total of 900,000 new stock options. These options would vest only if certain revenue and profitability milestones were achieved for the fiscal year ended September 30, 2011. No expense was recorded at this time because the probability of achieving the milestones is not certain. In October 2009 the Company granted a total of 45,000 new stock options to two directors for $0.80 per share. In July 2010 the Company granted a total of 40,000 new stock options to two new directors for $0.65 per share.
The following table summarizes information concerning currently outstanding and exercisable stock options as of
September 30, 2010:

		Options Outstanding		Options Exercisable
		At September 30, 2010		at September 30, 2010
		Weighted
		Average	Weighted-		Weighted-
Range of		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.63 – $1.00	1,770,000	4.12	$0.68	870,000	$0.74
$1.01 – $2.85	28,000	0.19	$1.83	28,000	$1.83
$2.86 – $5.75	15,000	3.64	$5.75	15,000	$5.75

	1,813,000	4.05	$0.76	913,000	$0.86

Stock Warrants — The Company, from time to time, has issued common stock purchase warrants to employees, directors, shareholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.
On March 16, 2009 the Company entered into an agreement with an independent firm for financial advisory services for a period of one year. As part of this agreement the Company issued a five-year warrant, vested upon issuance, to purchase 300,000 shares of the Company’s common stock at $0.50 per share (which exceeded the fair market value of the common stock as of the date of the agreement). Subsequently, on June 11, 2009 the Company engaged the same firm to assist in raising funds for working capital by August 31, 2009. While the Company was able to privately raise $525,000 in debt financing, this financing was not completed by the independent firm. On September 16, 2009 the Company and the independent firm mutually agreed to modify the warrant to an attainable performance level and reduce the number of shares to 50,000. Pursuant to the terms of the warrant, the independent firm made a cashless exercise on December 21, 2009 and 25,000 shares were issued.

On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The Company also issued 525,000 five-year warrants at an exercise price of $0.75 per share. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price.
A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding-beginning of period	3,048,000	$2.31	3,388,000	$2.29
Issued	4,200,000	$0.65	825,000	$0.66
Exercised	(25,000)	$0.50	—	—
Canceled/Forfeited	(75,000)	$3.86	(1,165,000)	$0.77

Outstanding-end of period	7,148,000	$1.32	3,048,000	$2.31

Exercisable-end of period	2,212,000	$1.72	2,112,000	$1.90

Total compensation expense related to outstanding warrants for the years ended September 30, 2010 and 2009 was $115,000 and $33,000, respectively.
The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2010:

	Warrants Vested and Exercisable
	at September 30, 2010
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price

$0.50 - $1.57	725,000	3.89	$0.66
$1.58 - $2.20	800,000	0.82	$1.79
$2.21 - $2.75	687,000	1.67	$2.75

	2,212,000	2.09	$1.72

12. INCOME TAXES
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
The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open state and federal examination. As of September 30, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The provision for income taxes is summarized below:

	For the years ended
	September 30,
	2010	2009
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(580,000)	(624,000)
State	(145,000)	(140,000)

	(725,000)	(764,000)
Valuation allowance	725,000	764,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended
	September 30,
	2010	2009
Accrued derivative liability	$—	$79,000
Inventory reserve	12,000	—
Deferred lease liability	17,000	—
Allowance for doubtful accounts	70,000	48,000
Stock compensation expense	874,000	865,000
Warrant expense	386,000	340,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	(6,000)	(15,000)
R&D credit	642,000	575,000
Other	48,000	72,000
Net operating loss carry-forwards	6,705,000	6,059,000

	8,749,000	8,024,000
Valuation allowance	(8,749,000)	(8,024,000)

Net deferred tax asset	$—	$—

As of September 30, 2010, the Company had federal and state net operating loss (NOL) carry-forwards of $17,167,000 and $14,885,000, respectively, which begin to expire in 2012 for federal tax purposes and 2011 for state purposes. A valuation allowance of $(8,749,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended
	September 30,
	2010	2009
Federal statutory rate	34.00%	34.00%
State income taxes, net of federal income tax benefit	5.83%	5.83%
Change in valuation allowance	(40.70)%	(41.54)%
R&D credit carry-forward	3.68%	5.22%
Other	(2.92)%	(3.62)%

	(0.11)%	(0.11)%

13. SAVINGS PLAN
On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2010 and 2009, the Company made no matching contributions.
14. COMMITMENTS AND CONTINGENCIES
Leases — The Company moved into new facilities in January 2009, under the terms of a new lease that expires in March 2014. The new lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $210,000 and $179,000 for the years ended September 30, 2010 and 2009, respectively.
Minimum future cash obligations for the new lease total $213,000, $221,000, $229,000 and $117,000 for the years ending September 30, 2011, 2012, 2013 and 2014 respectively.
Employment Agreements — Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under their employment agreements, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. On December 15, 2010, the Board of Directors approved an amendment to both agreements to provide that either party can terminate the agreement with 30 days written notice, however, in the event of termination by Xenonics without cause, the benefits of the agreements will continue for 36 months after notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. As of September 30, 2010 the base compensation for each of the two officers was $216,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.
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

15. SUBSEQUENT EVENTS
On November 30, 2010 the Company announced a $300,000 order from the U.S. Army Rapid Equipping Force for crew served weapon lights and vehicle mount kits.
On December 7, 2010 the Company announced a $600,000 order from the U.S. Army Rapid Equipping Force for crew served weapon light vehicle mount kits and related accessories.
On December 7, 2010 the Company announced the purchase of 533,529 shares of its common stock for $106,706 or $0.20 per share from director, Robert F. Buie, who resigned from the Board for personal reasons.
Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that no other subsequent events have occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010, which is the end of the period covered by this annual report.
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
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2010, the Company’s internal control over financial reporting was effective.
Pursuant to applicable law, this annual report is not required to include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the most recent fiscal year that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit
Number	Description
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

10.2
PerkinElmer Manufacturing Terms and Conditions Agreement, dated as of January 6, 2003, between Xenonics, Inc. and PerkinElmer Electronics, Inc. (incorporated by reference to Exhibit 10.7 to Amendment No. 4 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on September 21, 2004.

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

10.34
Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.35
Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.36
Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.37
Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.38
Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

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

Xenonics Holdings, Inc.
	By:	/s/ Alan P. Magerman
Date: December 16, 2010		Alan P. Magerman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 16, 2010

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 16, 2010

/s/ Richard S. Kay Richard S. Kay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 16, 2010

/s/ Allen K. Fox Allen K. Fox	Director	December 16, 2010

/s/ Brad J. Shapiro Brad J. Shapiro	Director	December 16, 2010