Form 10-Q
period 2010-12-31
XENONICS HOLDINGS, INC.
filed 2011-02-09
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 24,975,929 shares of common stock outstanding as of February 2, 2011.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2010
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$2,139,000	$705,000
Accounts receivable, net	603,000	956,000
Inventories, net	1,493,000	1,966,000
Other current assets	339,000	166,000

Total Current Assets	4,574,000	3,793,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $140,000 and $132,000	61,000	69,000
Goodwill	375,000	375,000
Other assets	191,000	216,000

Total Assets	$5,201,000	$4,453,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$554,000	$492,000
Accrued expenses	94,000	126,000
Accrued payroll and related taxes	91,000	110,000
Accrued income taxes payable	76,000

Total Current Liabilities	815,000	728,000
Notes payable	397,000	376,000

Total Liabilities	1,212,000	1,104,000

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2010 and September 30, 2010; 25,088,000 shares issued as of December 31, 2010 and 25,622,000 as of September 30, 2010; 24,976,000 shares outstanding as of December 31, 2010 and 25,509,000 as of September 30, 2010	25,000	25,000
Additional paid-in capital	26,958,000	26,954,000
Accumulated deficit	(22,688,000)	(23,324,000)

	4,295,000	3,655,000
Less treasury shares, at cost, 113,000 shares as of December 31, 2010 and September 30, 2010	(306,000)	(306,000)

Total Shareholders’ Equity	3.989,000	3,349,000

Total Liabilities and Shareholders’ Equity	$5,201,000	$4,453,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2010	2009
Rounded in thousands, except per share amounts	(unaudited)
Revenues	$3,548,000	$1,255,000
Cost of goods sold	1,879,000	671,000

Gross profit	1,669,000	584,000
Selling, general and administrative	651,000	794,000
Research and development	163,000	195,000

Income (loss) from operations	855,000	(405,000)

Other income/(expense):
Gain on derivative revaluation	—	38,000
Interest income	1,000	2,000
Interest (expense)	(38,000)	(38,000)

Income (loss) before provision for income taxes	818,000	(403,000)
Income tax provision	76,000	2,000

Net income (loss)	$742,000	$(405,000)

Net income (loss) per share:
Basic and fully-diluted	$0.03	$(0.02)
Weighted average shares outstanding:
Basic and fully-diluted	25,365,000	20,816,000
See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2010	2009
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net income(loss)	$742,000	$(405,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,000	13,000
Provision for bad debts	—	(5,000)
Non-cash compensation to employees and directors	—	32,000
Non-cash compensation for warrants issued	4,000	72,000
Non-cash compensation to consultants	25,000	18,000
(Gain) on derivative revaluation	—	(38,000)
Amortization of debt discount	21,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	353,000	1,023,000
Inventories	473,000	(209,000)
Other current assets	(173,000)	36,000
Accounts payable	62,000	(204,000)
Accrued expenses	(32,000)	(61,000)
Accrued payroll and related taxes	(19,000)	(41,000)
Accrued income taxes	76,000	—

Net cash provided by operating activities	1,540,000	252,000

Cash flows from financing activities:
Proceeds from sale of common stock	—	288,000
Purchase of common stock	(106,000)	—

Net cash (used in) provided by financing activities	(106,000)	288,000

Net increase in cash	1,434,000	540,000
Cash, beginning of period	705,000	126,000

Cash, end of period	$2,139,000	$666,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$17,000	$17,000
Supplemental schedule of non-cash financing activities:
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$—	$240,000
See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Rounded in thousands)
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2010 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.
The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.
2. RECENTLY ADOPTED AND ISSUED ACCOUNTING PRONOUNCEMENTS
Recently Adopted:
On October 1, 2010, we adopted new FASB rules related to accounting for transfers of financial assets. These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. The new rules amended various provisions related to accounting for transfers and servicing of financial assets and extinguishments of liabilities, by removing the concept of a qualifying special-purpose entity and removes the exception from applying FASB rules related to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2010, we adopted new FASB rules which amended certain accounting for variable interest entities (VIE). These new rules were incorporated into the Accounting Standards Codification in December 2009 as discussed in FASB ASU No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The new rules require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; to eliminate the quantitative approach previously required for determining the primary beneficiary of a VIE; to add an additional reconsideration event for determining whether an entity is a VIE when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of this standard did not have an impact on our consolidated financial statements.

On October 1, 2010, we adopted new FASB rules which amended the Accounting Standards Codification, Revenue Recognition (Topic 605): Multiple-Element Arrangements. The new rules amended accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this standard did not have an impact on our consolidated financial statements.
On October 1, 2010, we adopted new FASB rules which amended the Accounting Standards Codification, Revenue Recognition (Topic 605): Multiple-Element Arrangements. The new rules amended accounting for revenue arrangements with multiple deliverables, to eliminate the requirement that all undelivered elements have Vendor-Specific Objective Evidence (VSOE) or Third-Party Evidence (TPE) before an entity can recognize the portion of an overall arrangement fee that is attributable to items that already have been delivered. In the absence of VSOE or TPE of the standalone selling price for one or more delivered or undelivered elements in a multiple-element arrangement, entities will be required to estimate the selling prices of those elements. The overall arrangement fee will be allocated to each element (both delivered and undelivered items) based on their relative selling prices, regardless of whether those selling prices are evidenced by VSOE or TPE or are based on the entity’s estimated selling price. Application of the “residual method” of allocating an overall arrangement fee between delivered and undelivered elements will no longer be permitted upon adoption. Additionally, the new guidance will require entities to disclose more information about their multiple-element revenue arrangements. The adoption of this standard did not have an impact on our consolidated financial statements.
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
In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in ASU 2010-29 are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The new rules become effective for the Company on October 1, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was less than the average stock price for the period. For the three months ended December 31, 2010, the number of stock options and warrants excluded was 8,033,000. For the three months ended December 31, 2009, the number of stock options and warrants excluded was 5,322,000.
4. INVENTORIES
Inventories were comprised of :

	December 31,	September 30,
	2010	2010
	(unaudited)
Raw materials	$1,100,000	$1,285,000
Work in process	250,000	250,000
Finished goods	143,000	431,000

	$1,493,000	$1,966,000

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
6. STOCK BASED COMPENSATION
Stock Options — US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all employee share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the three months ended December 31, 2010 and 2009:

	For the Three Months
	Ended December 31,
	2010	2009
Risk-free interest rate	—	1.76%
Expected life (in years)	—	4
Dividend yield	—	0.0%
Expected volatility	—	103%
Weighted-average volatility	—	103%
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
A summary of the Company’s stock option activity as of December 31, 2010, and changes during the three months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2010	1,813,000	$0.76	4.05
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	(28,000)	$1.83

Outstanding at December 31, 2010	1,785,000	$0.74	3.86	$—

Exercisable at December 31, 2010	885,000	$0.83	3.04	$—	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.44 at December 31, 2010.

A summary of the status of the Company’s non-vested stock options as of December 31, 2010, and changes during the three months ended December 31, 2010, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2010	900,000	$0.20
Granted	—	—
Forfeited or Expired	—	—
Vested	—	—

Non-vested at December 31, 2010	900,000	$0.20

In September 2010, the Company granted a total of 900,000 new stock options. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ended September 30, 2011. As of December 31, 2010, there was $178,000 of total unrecognized compensation costs related to these non-vested stock options. No expense was recorded at this time because the probability of achieving the milestones is not deemed certain as of December 31, 2010.
There was no compensation expense related to outstanding options for the three months ended December 31, 2010. Total compensation expense related to outstanding options for the three months ended December 31, 2009 was $31,000. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
At December 31, 2010 and 2009, 7,148,000 and 3,198,000 warrants were outstanding and 6,212,000 and 2,262,000 warrants were vested, respectively.
Compensation expense related to outstanding warrants for the three months ended December 31, 2010 and 2009 was $4,000 and $72,000, respectively.
Common stock — On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three months ended December 31, 2010 and 2009, $25,000 and $18,000, respectively, was recorded as selling, general and administrative expense.
On December 6, 2010, in connection with the resignation of a director, the Company purchased and retired all 533,529 of its common shares owned by the director for a total price of $106,000 or $0.20 per share.

7. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2010 and September 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of December 31, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2010, deferred income tax assets and the corresponding valuation allowance increased by $9,000.
The Company’s 2010 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2010 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2009 effective rate and statutory rate is primarily due to the change in the valuation allowance.
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s cash and cash equivalents are measured at fair value in the Company’s condensed consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.
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

10. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 above. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2010, the Company determined that no such impairment indicators exist.
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
The Company announced in January 2011 that it had received a purchase order from the Stryker 2nd Cavalry Regiment of the U.S. Army valued at approximately $1,300,000 for Xenonics’ NightHunter 3 high-intensity illumination devices and NightHunter weapon and vehicle mount kits.

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

Results of Operations
Three-months ended December 31, 2010 compared to the three-months ended December 31, 2009
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended December 31, 2010 were $3,548,000 compared to revenues of $1,255,000 for the quarter ended December 31, 2009. In the quarter ended December 31, 2010, 95% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended December 31, 2009, 88% of revenues were to the military market.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.
The gross profit percentages were 47% and 47% for the quarters ended December 31, 2010 and 2009, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $143,000 to $651,000 for the quarter ended December 31, 2010 as compared to $794,000 for the quarter ended December 31, 2009. The decrease is primarily attributed to the reduction in consulting services of $71,000 and non-cash compensation for stock options and warrants of $92,000.
Research & Development: Research and development expenses decreased by $32,000 to $163,000 for the quarter ended December 31, 2010 compared to $195,000 for the quarter ended December 31, 2009. The decrease is primarily attributed to lower costs incurred for outside engineering services.
Other Income (Expense): For the quarter ended December 31, 2010 interest expense was $38,000 compared to $38,000 of interest expense for the quarter ended December 31, 2009.
In connection with the repurchase of the Company’s minority interest in December 2008, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. The Company recorded a derivative of $161,000 at the time of the transaction. During the quarter ended December 31, 2009, the fair value of the common stock increased in value and the Company recorded the mark to market adjustment of $38,000 as a gain on derivative revaluation. The repurchase was completed in January 2010 for $161,000 and there was no mark to market adjustment for the quarter ended December 31, 2010.
Net Income (Loss): Significantly higher revenues and reductions in operating expenses in the current quarter account for net income of $742,000 compared to a net loss of $405,000 for the quarter ended December 31, 2009.

Liquidity and Capital Resources
As of December 31, 2010, the Company had working capital of $3,759,000 and a current ratio of 5.6 to 1 as compared to working capital of $3,065,000 and a current ratio of 5.2 to 1 as of September 30, 2010.
Our net income of $742,000 for the three months ended December 31, 2010 positively impacted cash. Significant sources of cash from operating activities during the first three months of the current year included decreases in accounts receivable of $353,000 and inventories of $473,000, offset by an increase in Other current assets of $173,000, which includes cash deposits for inventory to be delivered. Cash provided by operating activities totaled $1,540,000 for the three months ended December 31, 2010.
Based on the amount of working capital that we had on hand on December 31, 2010 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable

ITEM 4.	Controls and Procedures
The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010, which is the end of the period covered by this quarterly report.
Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit
Number	Description

10.1	Amendment to Employment Agreement, dated December 16, 2010, between Alan Magerman and Xenonics Holdings, Inc.

10.2	Amendment to Employment Agreement, dated December 16, 2010, between Jeffrey Kennedy and Xenonics Holdings, Inc.

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.
Date: February 9, 2011	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: February 9, 2011	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer