Form 10-Q
period 2011-03-31
XENONICS HOLDINGS, INC.
filed 2011-05-11
CIK 1289550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The registrant had 24,975,929 shares of common stock outstanding as of May 2, 2011.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2011	2010
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$2,419,000	$705,000
Accounts receivable, net	95,000	956,000
Inventories, net	1,850,000	1,966,000
Other current assets	282,000	166,000

Total Current Assets	4,646,000	3,793,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $149,000 and $132,000	52,000	69,000
Goodwill	375,000	375,000
Other assets	165,000	216,000

Total Assets	$5,238,000	$4,453,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$433,000	$492,000
Accrued expenses	66,000	126,000
Accrued payroll and related taxes	102,000	110,000

Total Current Liabilities	601,000	728,000
Notes payable	417,000	376,000

Total Liabilities	1,018,000	1,104,000

Commitments and contingencies (Note 9)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2011 and September 30, 2010; 24,976,000 shares issued and outstanding as of March 31, 2011 and 25,622,000 issued as of September 30, 2010; 25,509,000 shares outstanding as of September 30, 2010	25,000	25,000
Additional paid-in capital	26,652,000	26,954,000
Accumulated deficit	(22,457,000)	(23,324,000)

	4,220,000	3,655,000
Less treasury shares, at cost, 0 shares as of March 31, 2011 and 113,000 shares as of September 30, 2010	—	(306,000)

Total Shareholders’ Equity	4,220,000	3,349,000

Total Liabilities and Shareholders’ Equity	$5,238,000	$4,453,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$2,000,000	$109,000	$5,548,000	$1,365,000
Cost of goods sold	1,046,000	69,000	2,926,000	740,000

Gross profit	954,000	40,000	2,622,000	625,000
Selling, general and administrative	627,000	696,000	1,277,000	1,490,000
Research and development	134,000	257,000	297,000	453,000

Income (loss) from operations	193,000	(913,000)	1,048,000	(1,318,000)

Other income/(expense):
Gain on derivative revaluation	—	—	—	38,000
Interest income	2,000	—	3,000	2,000
Interest (expense)	(38,000)	(38,000)	(76,000)	(76,000)

Income (loss) before provision for (benefits from) income taxes	157,000	(951,000)	975,000	(1,354,000)
Income tax provision (benefit)	(74,000)	—	2,000	2,000

Net income (loss)	$231,000	$(951,000)	$973,000	$(1,356,000)

Net income (loss) per share:
Basic	$0.01	$(0.04)	$0.04	$(0.06)
Fully-diluted	$0.01	$(0.04)	$0.04	$(0.06)
Weighted average shares outstanding:
Basic	25,088,000	21,189,000	25,172,000	20,998,000
Fully diluted	25,090,000	21,189,000	25,175,000	20,998,000
See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2011	2010
Rounded in thousands	(unaudited)

Cash flows from operating activities:
Net income (loss)	$973,000	$(1,356,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,000	26,000
Provision for bad debts	(36,000)	(5,000)
Non-cash compensation to employees and directors	—	35,000
Non-cash compensation for warrants issued	4,000	85,000
Non-cash compensation to consultants	50,000	38,000
(Gain) loss on derivative revaluation	—	(38,000)
Amortization of warrants for notes payable	41,000	42,000
Changes in operating assets and liabilities:
Accounts receivable	897,000	1,394,000
Inventories	116,000	(246,000)
Other current assets	(116,000)	15,000
Accounts payable	(58,000)	(126,000)
Accrued expenses	(60,000)	(55,000)
Accrued payroll and related taxes	(8,000)	(11,000)
Accrued derivative liability	—	(161,000)

Net cash provided by (used in) operating activities	1,820,000	(363,000)

Cash flows from financing activities:
Proceeds from sale of common stock	—	288,000
Proceeds from exercise of stock options	—	6,000
Purchase of common stock	(106,000)	—

Net cash provided by financing activities	(106,000)	294,000

Net increase (decrease) in cash	1,714,000	(69,000)
Cash, beginning of period	705,000	126,000

Cash, end of period	$2,419,000	$57,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$34,000	$34,000
Supplemental schedule of non-cash financing activities:
The Company issued 25,000 shares of common stock for the exercise of stock options for cash of $6,000 plus consulting services	$—	$10,000
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$—	$240,000
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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was less than the average stock price for the period. For the three and six months ended March 31, 2011, the number of stock options and warrants excluded was 7,853,000. For the three and six months ended March 31, 2010, the number of stock options and warrants excluded was 3,267,000 and 3,222,000, respectively.
4. INVENTORIES
Inventories were comprised of:

	March 31,	September 30,
	2011	2010
	(unaudited)
Raw materials	$1,463,000	$1,285,000
Work in process	224,000	250,000
Finished goods	163,000	431,000

	$1,850,000	$1,966,000

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
6. STOCK BASED COMPENSATION
Stock Options - US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all employee share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted in the six months ended March 31, 2011 and 2010:

	For the Six Months
	Ended March 31,
	2011	2010
Risk-free interest rate	—	1.76%
Expected life (in years)	—	4
Dividend yield	—	0.0%
Expected volatility	—	103%
Weighted-average volatility	—	103%
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
A summary of the Company’s stock option activity as of March 31, 2011, and changes during the six months then ended is presented below:

			Weighted
		Weighted	Average
	Stock	Average	Contractual	Aggregate
	Options	Exercise Price	Term (Years)	Intrinsic Value *

Outstanding at October 1, 2010	1,813,000	$0.76	4.05
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	(108,000)	$1.79

Outstanding at March 31, 2011	1,705,000	$0.69	3.66	$—

Exercisable at March 31, 2011	805,000	$0.73	2.80	$—	*

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.48 at March 31, 2011.

A summary of the status of the Company’s non-vested stock options as of March 31, 2011, and changes during the six months ended March 31, 2011, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2010	900,000	$0.20
Granted	—	—
Forfeited or Expired	—	—
Vested	—	—

Non-vested at March 31, 2011	900,000	$0.20

In September 2010, the Company granted a total of 900,000 new stock options. These options will vest only if certain revenue and profitability milestones are achieved for the fiscal year ended September 30, 2011. As of March 31, 2011, there was $178,000 of total unrecognized compensation costs related to these non-vested stock options. No expense was recorded at this time because the probability of achieving the milestones is not deemed certain as of March 31, 2011.
There was no compensation expense related to outstanding options for the three months ended March 31, 2011. Total compensation expense related to outstanding options for the three months ended March 31, 2010 was $4,000. There was no compensation expense related to outstanding options for the six months ended March 31, 2011. Total compensation expense related to outstanding options for the six months ended March 31, 2010 was $35,000. Such amounts are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
Stock warrants — The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.
At March 31, 2011 and 2010, 7,148,000 and 3,148,000 warrants were outstanding and 6,212,000 and 2,212,000 warrants were vested, respectively.
There was no compensation expense related to outstanding warrants for the three months ended March 31, 2011. Total compensation expense related to outstanding warrants for the three months ended March 31, 2010 was $13,000. For the six months ended March 31, 2011 and 2010 total compensation expense was $4,000 and $84,000, respectively.
Common stock — On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three and six months ended March 31, 2011, $25,000 and $50,000, respectively, was recorded as selling, general and administrative expense compared to $20,000 and $38,000 for the three and six months ended March 31, 2010.
On December 6, 2010, in connection with the resignation of a director, the Company purchased and retired all 534,000 of its common shares owned by the director for a total price of $106,000 or $0.20 per share.
During the quarter ended March 31, 2011 the Company retired 113,000 of its common shares that had previously been designated as treasury shares.
7. INCOME TAXES
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2011 and September 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of March 31, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the six months ended March 31, 2011, deferred income tax assets and the corresponding valuation allowance increased by $403,000.
The Company’s 2011 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2011 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2010 effective rate and statutory rate is primarily due to the utilization of net operating losses.
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

10. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 above. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2011, the Company determined that no such impairment indicators exist.
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

Results of Operations
Three-months ended March 31, 2011 compared to the three-months ended March 31, 2010
We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.
Revenues: Revenues for the quarter ended March 31, 2011 were $2,000,000 compared to revenues of $109,000 for the quarter ended March 31, 2010. In the quarter ended March 31, 2011, 95% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended March 31, 2010, 100% of revenues were from sales of SuperVision units.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.
The gross profit percentages were 48% and 37% for the quarters ended March 31, 2011 and 2010, respectively. The gross profit percentage in the quarter ended March 31, 2010 was negatively impacted by low sales.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $69,000 to $627,000 for the quarter ended March 31, 2011 as compared to $696,000 for the quarter ended March 31, 2010. The decrease is primarily attributed to the reduction in consulting services of $67,000.
Research & Development: Research and development expenses decreased by $123,000 to $134,000 for the quarter ended March 31, 2011 compared to $257,000 for the quarter ended March 31, 2010. Last year when the Company had low sales in the quarter, production staff personnel were used for the further development of the Company’s product lines. This year the Company also incurred lower costs for outside engineering services.
Other Income (Expense): For the quarter ended March 31, 2011 interest expense was $38,000 compared to $38,000 of interest expense for the quarter ended March 31, 2010.
Income Tax Provision (Benefit): For the quarter ended March 31, 2011 the Company revised its estimate for California taxes payable. The Company now expects to be able to utilize certain R&D credits to eliminate all but the minimum amount of taxes due for the year.
Net Income (Loss): Significantly higher revenues and reductions in operating expenses in the quarter ended March 31, 2011 account for net income of $231,000 compared to a net loss of $951,000 for the quarter ended March 31, 2010.
Six months ended March 31, 2011 compared to the six months ended March 31, 2010
Revenues: Revenues for the six months ended March 31, 2011 were $5,548,000 compared to revenues of $1,365,000 for the six months ended March 31, 2010. For the six months ended March 31, 2011, 95% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). This compares to 80% of revenues to the military market for the six months ended March 31, 2010.
Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 47% and 46% for the six months ended March 31, 2011 and 2010, respectively.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $213,000 to $1,277,000 for the six months ended March 31, 2011 as compared to $1,490,000 for the six months ended March 31, 2010. The decrease is primarily attributable to decreases in non-cash compensation expenses for stock options and warrants of $103,000 and consulting expenses of $138,000 offset by an increase in board of director fees of $44,000.
Research & Development: Research and development expenses were $297,000 for the six months ended March 31, 2011 compared to $453,000 for the six months ended March 31, 2010. Last year when the Company had low sales in the quarter, production staff personnel were used for the further development of the Company’s product lines. This year the Company also incurred lower costs for outside engineering services.
Net Income (Loss): Significantly higher revenues for the six month period ended March 31, 2011 accounted for net income of $973,000 compared to a net loss of $1,356,000 for the six-month months ended March 31, 2010.
In connection with the repurchase of the Company’s minority interest in December 2008, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. The Company recorded a derivative of $161,000 at the time of the transaction. During the quarter ended December 31, 2009, the fair value of the common stock increased in value and the Company recorded the mark to market adjustment of $38,000 as a gain on derivative revaluation. The repurchase was completed in January 2010 for $161,000 and there was no mark to market adjustment for the six months ended March 31, 2011.
Liquidity and Capital Resources
As of March 31, 2011, the Company had working capital of $4,045,000 and a current ratio of 7.7 to 1 as compared to working capital of $3,065,000 and a current ratio of 5.2 to 1 as of September 30, 2010.
Our net income of $973,000 for the six months ended March 31, 2011 positively impacted cash. Significant sources of cash from operating activities during the first six months of the current year included decreases in accounts receivable of $897,000 and inventories of $116,000, offset by an increase in Other current assets of $116,000, which includes cash deposits for inventory to be delivered. Cash provided by operating activities totaled $1,820,000 for the six months ended March 31, 2011.
Based on the amount of working capital that we had on hand on March 31, 2011 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
Not applicable

ITEM 4.	Controls and Procedures
The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011, which is the end of the period covered by this quarterly report.
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

XENONICS HOLDINGS, INC.
Date: May 11, 2011	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: May 11, 2011	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer