Form 10-K
period 2011-09-30
XENONICS HOLDINGS, INC.
filed 2011-12-19
CIK 1289550

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2011

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
Registrant’s telephone number, including area code: (760) 477-8900
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes ☑ No
The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2011 was approximately $11,240,000.
There were 24,975,929 shares of the registrant’s common stock outstanding on December 10, 2011.
Documents Incorporated by Reference:
Certain portions of the registrant’s Proxy Statement for the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

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
We have 22 general, utility and design patents issued, allowed or pending. Our illumination line of products has 10 utility and design patents issued, allowed or pending, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision product line we have 5 utility and design patents and 2 pending. They include the integration of the entire system as well as weapons mounting and recording capability. In addition, for our night vision product line, we have 2 granted foreign patents and 3 pending foreign applications.
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

The SuperVision HDTV display with an ultra-sensitive IR/visible sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and IR spectrum SuperVision allows the user to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1,000 nanometers it can operate well past the range of a conventional analog tube system. With a retail price of just $1,799 it is affordable at the local law enforcement level as well as with commercial customers. In 2008 we added two products to the SuperVision line, the SuperVision Tactical Package and the SuperVision Long Range Surveillance System. The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR in a waterproof case. The Long Range Surveillance System expands the SuperVision capability out to 100x zoom giving law enforcement facial identification out past half a mile. In 2009 we introduced SuperVision Video Out which added the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to eight hours on external DC or AC power, as well as its rechargeable battery.
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
NightHunter 3 The NightHunter 3 was designed to replace and improve upon the NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned, NightHunter 3 is a 3.0 pound illuminator that exceeds the range of the NightHunter II while at the same time incorporating an integral filter assembly, new battery technology, and remote control.
SuperVision SuperVision allows the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.
SuperVision Video Out SuperVision with Video Out adds the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to twenty hours on external DC or AC power, as well as its rechargeable battery.
SuperVision Tactical Package The package was designed to meet the need of law enforcement professionals. It combines SuperVision with the Tactical IR and mount, extra batteries and a portable waterproof case. This has become the primary purchase item for the law enforcement market. This package can also include video-out capability.
SuperVision Long Range Surveillance System The system adds a long range lens, the required adapters, and a tactical case allowing the law enforcement professional the ability to view items of interest at a much great distance.
SuperVision Vehicle Patrol Package The package was designed specifically to make law enforcement patrol operations safer and more effective at night by providing a mobile handheld device that can be mounted in vehicles and connected to onboard computers to view, control and record activities in total darkness. The SuperVision unit can also be easily dismounted when needed to pursue subjects on foot.
The Markets
The actual and potential markets for our products consist of the following.
Military Forces of the United States and Foreign Allies
Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2011, we have sold more than $50,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $700,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.

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
Law Enforcement and Fire, Search & Rescue
We have been actively pursuing additional opportunities for sales of NightHunter illumination systems and SuperVision to law enforcement and fire, search and rescue organizations. We have seen significant traction in this market and we currently have over 100 U.S. local, state, or federal government agencies that have purchased and are using SuperVision. Law enforcement and fire, search and rescue represent a large market opportunity. Approximately 860,000 law enforcement personnel are estimated to be employed in the United States and there are approximately 40,000 fire, search & rescue departments in the United States. In addition, the international market opportunity remains large, primarily with the SuperVision product line. SuperVision products have been sold into Europe, South America, Mexico, and Asia.
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
We currently outsource the manufacturing of our NightHunter 3 product to Excelitas Technologies (formerly PerkinElmer Electronics, Inc.). In recent years they manufactured over 13,000 of our NightHunter products.
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
We have chosen an open spot in the market in the night vision market. We deliver in a high definition digital format the capabilities of current analog Gen 3 systems, at about half to one third the price. While our system retails at $1,799, analog Gen 3 systems are typically priced over $3,800. There are also lower performing products, usually analog Gen 1 or 2 systems, in the sub $600 retail range. Since our performance well exceeds these systems, our real competition is with the higher end product.
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
Intellectual Property
We have 15 utility and design patents issued and 7 pending applications, including 2 granted foreign patents and 3 pending foreign applications. Our illumination line of products has 8 US utility and design patents issued and 2 pending US applications, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision product line we have 5 US utility and design patents issued and 2 pending US applications. In addition, for our night vision product line, we have 2 granted foreign patents and 3 pending foreign applications.
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
During the fiscal years ended September 30, 2011 and 2010, we spent $709,000 and $772,000, respectively, on research and development.
Employees
As of September 30, 2011, we employed 17 persons. There are three officers on our executive management team, eight persons are employed in operations, two persons in engineering, one person in customer service and three persons in administrative support. We are not a party to any collective bargaining agreements.

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
For the most recent fiscal year ended September 30, 2011, we had a net loss of $92,000 on revenues of $7,179,000, compared to a net loss of $1,781,000 on revenues of $4,397,000 for the year ended September 30, 2010. For the year ended September 30, 2009, we had a net loss of $1,839,000 on revenues of $7,378,000. For the year ended September 30, 2008, we had a net loss of $1,391,000 on revenues of $10,168,000. For the year ended September 30, 2007, we had a net loss of $4,034,000 on revenues of $4,984,000. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.
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
To date, all of our revenues have been generated from the sales of our NightHunter illumination system products — the NightHunter One, NightHunter II (now discontinued), NightHunter 3 and NightHunter ext — related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illumination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to sell, manufacture and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.
Further, our future growth and profitability will depend on our ability to successfully expand NightHunter, SuperVision and other products. While our goal is to develop and commercialize a line of ultra-high intensity illumination systems, and digital low-light viewing devices, new products will require substantial expenditures for development and advertising. There is no guarantee that the market will accept these new products. If we are unable to develop and release other products, the future of our Company will depend on the commercial success of our existing NightHunter products and SuperVision.

Risks Related to Our Common Stock
You may be unable to sell your shares at an adequate price or at all.
There is no assurance as to the depth or liquidity of any market for our common stock or the prices at which holders may be able to sell the shares. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Due to these conditions, there is no assurance that shareholders will be able to sell their shares at or near ask prices or at all.
If securities or industry analysts do not publish research reports about our business or if they downgrade our stock, the price of our common stock could decline.
Small, relatively unknown companies can achieve visibility in the trading market through research reports that industry or securities analysts publish. The lack of published reports by independent securities analysts could limit the interest in our common stock and negatively affect our stock price. We do not have any control over the research reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price would likely decline. If any analyst ceases coverage of our Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price to decline.
Anti-takeover provisions in our articles of incorporation could adversely affect the value of our common stock.
Our articles of incorporation contain certain provisions that could impede a non-negotiated change in control. In particular, without shareholder approval we can issue up to 5,000,000 shares of preferred stock with rights and preferences determined by the board of directors. These provisions could make a hostile takeover or other non-negotiated change in control difficult.
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
There are currently outstanding stock options and warrants entitling the holders to purchase 6,953,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting and financial performance conditions. These options and warrants have exercise prices ranging from $0.50 per share to $3.25 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.
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

Year ended September 30, 2011	High	Low
First Quarter	$0.49	$0.30
Second Quarter	$0.62	$0.43
Third Quarter	$0.48	$0.35
Fourth Quarter	$0.51	$0.32

Year ended September 30, 2010	High	Low
First Quarter	$1.12	$0.63
Second Quarter	$1.04	$0.48
Third Quarter	$0.53	$0.32
Fourth Quarter	$0.42	$0.23
As of September 30, 2011, there were 24,975,929 common shares outstanding and 46 shareholders of record, not including shareholders who hold their stock in “street name”.
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
Repurchase of Securities
The Company did not purchase any shares of its common stock during the quarter ended September 30, 2011.
Recent Sales of Unregistered Securities
The Company has previously reported all equity securities that it sold during the period covered by this annual report that were not registered under the Securities Act.

Equity Compensation Plan Information
The following table summarizes as of September 30, 2011, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under the Company’s equity compensation plans.

	Number of securities		Number of securities
	to be issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding options,	outstanding options,	equity compensation plans
Plan Category	warrants and rights	warrants and rights	(excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	805,000	$0.73	1,521,000
Equity compensation plans not approved by security holders	100,000	$0.50	—

Totals	905,000	$0.71	1,521,000

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

We are largely dependent upon government orders for our revenues. While the night vision products could expand our sales into the commercial market, the government market, particularly law enforcement, will continue to be a large part of the night vision sales. Existing customers include all branches of the United States Armed Forces and federal law enforcement.
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
Trends in Our Business
The Company has not had revenue sufficient to generate net income in the last five years. In order to improve our revenue, we are focusing on improving our current products, introducing new products and expanding our customer base. In addition to an ongoing effort to improve revenue, we continually seek to lower costs wherever possible to improve our operating margin.
Our current challenge is to supplement government sales with commercial sales of both our current products and new products. Risks include new competitors entering the market, decreases in government budgets (particularly the defense budget) and our ability to penetrate other markets.
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
Revenue Recognition and Accounts Receivable — The Company recognizes revenue upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
Allowance for Doubtful Accounts — Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal terms require payment on a net 30 basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increased risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.

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
Results of Operations
Year ended September 30, 2011 compared to September 30, 2010
We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.
Revenues: Revenues for the year ended September 30, 2011 were $7,179,000 compared to revenues of $4,397,000 for the year ended September 30, 2010. In the year ended September 30, 2011, we sold $6,668,000 or 93% of our NightHunter products to the US Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as domestic and international military resellers. This compares to $3,950,000 or 90% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2010. Shipments to military, law enforcement and commercial customers of our SuperVision product accounted for 7% of revenues for the year ended September 30, 2011 and 10% for the year ended September 30, 2010.
Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for the NightHunter 3 products that Excelitas Technologies manufactures for us.
The gross profit percentage on revenue was 45% and 49% for the years ended September 30, 2011 and 2010, respectively. The decrease in the gross profit percentage is attributed to cost increases from Excelitas Technologies for our NightHunter 3 products.
Selling, General and Administrative: Selling, general and administrative expenses decreased by $580,000 to $2,441,000 for the year ended September 30, 2011 as compared to $3,021,000 for the year ended September 30, 2010. The decrease is primarily attributable to decreases in non-cash compensation expenses for stock options and warrants of $136,000, legal and accounting expenses of $105,000, bad debt expense of $164,000 and consulting expenses of $239,000 offset by an increase in board of director fees of $70,000 (a former consultant to the Company became a member of the Board of Directors).
Research & Development: Research and development expenses decreased by $63,000 to $709,000 for the year ended September 30, 2011 as compared to $772,000 for the year ended September 30, 2010. The decrease is primarily attributable to a decrease in outside engineering expenses.
Other Income / Expense: For the years ended September 30, 2011 and 2010, interest expense was $152,000. Interest expense for both years includes amortization of warrants issued for notes payable and interest paid in cash for the loan proceeds that were received in July 2009.
For the year ended September 30, 2011, interest income was $6,000 compared to $4,000 in the prior year.
In connection with the repurchase of the Company’s minority interest, the Company issued 275,000 shares of common stock with a guaranteed market value of at least $375,000 as of December 10, 2009. In connection with this repurchase, the Company recorded a derivative at the time of the transaction of $161,000. At September 30, 2009, the fair value of the common stock decreased and the Company recorded the mark to market year to date adjustment of $39,000 as a loss on derivative revaluation. The repurchase was completed in January 2010 for $161,000 and the Company recorded the mark to market year to date adjustment of $38,000 as a gain on derivative revaluation.

Provision for Income Taxes: For the years ended September 30, 2011 and 2010, the provision for income tax was $2,000, which represents the minimum annual payments for state taxes.
Net Loss: Higher sales plus a reduction in expenses in the current year accounted for a net loss of $92,000 when compared to a net loss of $1,781,000 for the prior year.
Liquidity and Capital Resources
The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have an accumulated deficit of $23,522,000 as of September 30, 2011. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.
Historically, we have invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created the accumulated deficit of $23,522,000. Our net loss of $92,000 negatively impacted cash. Significant sources of cash from operating activities included a decrease in accounts receivable (net of allowances) of $683,000, depreciation of $34,000, non-cash compensation of $104,000 and amortization of warrants for notes payable of $83,000 offset by an increase in inventory of $576,000 and a decrease in accounts payable of $78,000. Cash provided by operating activities totaled $140,000. Cash flows used in financing activities included $107,000 for purchasing our common stock from a former member of our Board of Directors. There was no cash used for investing activities during the year ended September 30, 2011. Currently we do not anticipate any material capital expenditures during the fiscal year ending September 30, 2012.
As of September 30, 2011, the Company had working capital of $3,088,000 and a current ratio of 6.1 to 1 as compared to working capital of $3,065,000 and a current ratio of 5.2 to 1 as of September 30, 2010. Cash on hand at the end of the year increased by $33,000 from the amount of cash on hand as of September 30, 2010.
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
Based on the amount of working capital that we had on hand on September 30, 2011 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Xenonics Holdings, Inc.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Xenonics Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (collectively, the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
SingerLewak LLP
Irvine, California
December 19, 2011

CONSOLIDATED BALANCE SHEETS

	September 30,
Rounded in thousands, except par value	2011	2010
Assets

Current assets:
Cash and cash equivalents	$738,000	$705,000
Accounts receivable, net	273,000	956,000
Inventories, net	2,542,000	1,966,000
Other current assets	144,000	166,000

Total Current Assets	3,697,000	3,793,000
Equipment, furniture and leasehold improvements at cost, net	35,000	69,000
Goodwill	375,000	375,000
Other assets	116,000	216,000

Total Assets	$4,223,000	$4,453,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$414,000	$492,000
Accrued expenses	99,000	126,000
Accrued payroll and related taxes	96,000	110,000

Total Current Liabilities	609,000	728,000

Notes payable, net of debt discount	459,000	376,000

Total Liabilities	1,068,000	1,104,000

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2011 and 2010; 24,976,000 shares issued as of September 30, 2011 and 25,621,000 as of September 30, 2010; 24,976,000 shares outstanding as of September 30, 2011 and 25,509,000 outstanding as of September 30, 2010	25,000	25,000
Additional paid-in capital	26,652,000	26,954,000
Accumulated deficit	(23,522,000)	(23,324,000)

	3,155,000	3,655,000
Less treasury stock, at cost, 0 shares as of September 30, 2011 and 113,000 shares as of September 30, 2010	—	(306,000)

Total Shareholders’ Equity	3,155,000	3,349,000

Total Liabilities and Shareholders’ Equity	$4,223,000	$4,453,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2011	2010

Revenue, net	$7,179,000	$4,397,000
Cost of goods sold	3,982,000	2,247,000

Gross profit	3,197,000	2,150,000

Selling, general and administrative	2,441,000	3,021,000
Research and development	709,000	772,000

Income (loss) from operations	47,000	(1,643,000)

Other income (expense):
Gain on derivative revaluation	—	38,000
Other (expense) income	9,000	(26,000)
Interest income	6,000	4,000
Interest (expense)	(152,000)	(152,000)

Income (loss) before provision for income taxes	(90,000)	(1,779,000)

Income tax provision	2,000	2,000

Net income (loss)	$(92,000)	$(1,781,000)

Net loss per share:
Basic and diluted	$0.00	$(0.08)

Weighted average shares outstanding
Basic and diluted	25,074,000	22,994,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional	Accumulated
Rounded in thousands	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at September 30, 2009	20,571,000	$20,000	(113,000)	$(306,000)	$24,478,000	$(21,543,000)	$2,649,000
Shares issued for cash	4,400,000	4,000			1,924,000		1,928,000
Shares issued for services	600,000	1,000			386,000		387,000
Warrants and stock options exercised	50,000				16,000		16,000
Compensation charge for stock options issued to employees and directors					34,000		34,000
Compensation charge for warrants issued for services					116,000		116,000
Net loss						(1,781,000)	(1,781,000)

Balances at September 30, 2010	25,621,000	$25,000	(113,000)	$(306,000)	$26,954,000	$(23,324,000)	$3,349,000
Shares purchased for cash from related party	(532,000)					(106,000)	(106,000)
Treasury stock retired	(113,000)		113,000	306,000	(306,000)		—
Compensation charge for warrants issued for services					4,000		4,000
Net loss						(92,000)	(92,000)

Balances at September 30, 2011	24,976,000	$25,000	-0-	$-0-	$26,652,000	$(23,522,000)	$3,155,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
Rounded in thousands	2011	2010
Cash flows from operating activities:
Net income (loss)	$(92,000)	$(1,781,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	34,000	63,000
Impairment loss from fixed asset disposals	—	26,000
Provision for bad debts	(174,000)	165,000
Non-cash compensation for stock options issued to employees and directors	—	34,000
Non-cash compensation for warrants issued	4,000	116,000
Non-cash compensation to consultants	100,000	90,000
(Gain) loss on derivative revaluation	—	(38,000)
Amortization of warrants for notes payable	83,000	84,000
Changes in operating assets and liabilities:
Accounts receivable	857,000	513,000
Inventories, net	(576,000)	103,000
Other current assets	22,000	34,000
Accounts payable	(78,000)	(498,000)
Accrued expenses	(27,000)	(31,000)
Accrued payroll and related taxes	(13,000)	(46,000)
Accrued derivative liability	—	(161,000)

Net cash provided by (used in) operating activities	140,000	(1,327,000)

Cash flows from investing activities:
Purchases of equipment, furniture and leasehold improvements	—	(28,000)

Net cash (used in) investing activities	—	(28,000)

Cash flows from financing activities:
Purchase of common stock from related party	(107,000)	—
Proceeds from sales of common stock, net of expenses	—	1,928,000
Proceeds from the exercise of stock options	—	6,000

Net cash provided by (used in) financing activities	(107,000)	1,934,000

Net increase in cash	33,000	579,000
Cash and cash equivalents, beginning of period	705,000	126,000

Cash and cash equivalents, end of period	$738,000	$705,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$68,000	$68,000
Supplemental schedule of non-cash financing activities:
The Company issued 25,000 shares of common stock for the exercise of stock options and received $6,000 in cash plus consulting services	$—	$10,000
The Company issued 300,000 shares of common stock for a three-year financial advisory service agreement at $0.80 per share	$—	$240,000
The Company issued 300,000 shares of common stock for a one-year extension of the financial advisory service agreement at $0.49 per share	$—	$147,000
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

Accounts Receivable — The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2011, the allowance for doubtful accounts was $2,000 compared to $176,000 as of September 30, 2010. The Company allows its customers to return damaged or defective products following a customary return merchandise authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of goods sold is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2011, the Company determined that no allowance for sales returns was necessary.
Concentrations of Credit Risk — The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2011, three customers accounted for 84% of total product sales. One of these customers represented 62% of accounts receivable at September 30, 2011. During the year ended September 30, 2010, two customers accounted for 87% of total product sales. These customers represented 81% of accounts receivable, respectively at September 30, 2010. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.
Inventories — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2011 the Company determined that a reserve of $30,000 was required.
Revenue Recognition — The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.
Advertising Costs — Advertising costs are expensed as incurred. For the years ended September 30, 2011 and 2010 there were no expenditures for advertising.
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
The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of September 30, 2011 and September 30, 2010, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings.
Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.

The weighted average shares outstanding used in the calculations of net income (loss) per share were as follows:

	For the years ended
	September 30,
	2011	2010
Shares outstanding, beginning	25,509,000	20,459,000
Weighted average shares issued (purchased)	(435,000)	2,535,000

Weighted average shares outstanding — Basic and diluted	25,074,000	22,994,000

Potential common shares not included in the calculation of net income (loss) per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2011	2010
Stock options and warrants	6,953,000	8,061,000

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
In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In September 2011, the FASB issued ASU 2011-08 to amend and simplify tests for goodwill impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
3. ACCOUNTS RECEIVABLE
Accounts receivable were comprised of:

	September 30,	September 30,
	2011	2010
Accounts Receivable	$275,000	$1,132,000
Allowance for doubtful accounts	(2,000)	(176,000)

	$273,000	$956,000

4. INVENTORIES
Inventories were comprised of:

	September 30,	September 30,
	2011	2010
Raw materials	$1,126,000	$1,285,000
Work in process	282,000	250,000
Finished goods	1,134,000	431,000

	$2,542,000	$1,966,000

5. FIXED ASSETS
Fixed assets consist of the following:

	Estimated	September 30,	September 30,
	Useful Lives	2011	2010
Equipment and software	5	$128,000	$134,000
Furniture and leasehold improvements	7	67,000	67,000

		195,000	201,000
Less: accumulated depreciation and amortization		(160,000)	(132,000)

		$35,000	$69,000

Depreciation expense was $34,000 and $63,000 for the years ended September 30, 2011 and 2010, respectively.
6. GOODWILL
The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 9 below. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of September 30, 2011, the Company determined that no such impairment indicators exist.
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
In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the years ended September 30, 2011 and 2010 the Company recorded amortization of $83,000 and $84,000, respectively.

On December 7, 2011 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2012. In conjunction with the amendment, the Company amended the warrants issued with the original notes to lower the exercise price from $0.65 per share to $0.49 per share. The Company evaluated these amendments under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendments were not significant and were therefore treated as debt modification.

		September 30,	September 30,
		2011	2010
Notes payable	Unsecured Notes payable, maturing in October 2012, bearing interest at 13% per annum (net of unamortized debt discount of $66,000 in 2011 and $149,000 in 2010)	$459,000	$376,000

	Total long-term debt obligations	$459,000	$376,000

Future payments under long-term obligations as of September 30, 2011 are as follows:

2013	$525,000

Total	$525,000

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
On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the year ended September 30, 2011, $99,000 was recorded as selling, general and administrative expense compared to $90,000 for the year ended September 30, 2010.
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
On December 7, 2010 the Company announced the purchase of 534,000 shares of its common stock for $107,000 or $0.20 per share from director, Robert F. Buie, who resigned from the Board for personal reasons.
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
The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. The following assumptions were used for options granted under both plans in the years ended September 30, 2011 and 2010.

	For the years ended
	September 30,
	2011	2010
Risk-free interest rate	—	1.41% – 1.80%
Expected life (in years)	—	4 – 5
Dividend yield	—	0.0%
Expected volatility	—	102% – 103%
Weighted-average volatility	—	103%
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

A summary of the Company’s stock option activity for both plans as of September 30, 2011 and 2010, and changes during the years then ended is presented below:

			Weighted
			Average
		Weighted	Contractual
	Stock	Average	Term in	Aggregate
	Options	Exercise Price	Years	Intrinsic Value
Outstanding at October 1, 2009	2,233,000	$1.46
Granted	985,000	$0.66
Exercised	(25,000)	$0.65
Forfeited	(25,000)	$0.65
Cancelled	(1,355,000)	$1.65

Outstanding at September 30, 2010	1,813,000	$0.76	4.05	—
Granted	—	—
Forfeited	—	—
Cancelled	(1,008,000)	$0.77
Outstanding at September 30, 2011	805,000	$0.73	2.30	—

Exercisable at September 30, 2011	805,000	$0.73	2.30	—

*
The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.38 at September 30, 2011.

There were no stock options granted during the year ended September 30, 2011. The weighted-average grant-date fair value of stock options granted during the year ended September 30, 2010 was $0.22.
A summary of the status of the Company’s non-vested stock options as of September 30, 2011, and changes during the year ended September 30, 2011, is presented below:

		Weighted Average
		Grant-Date
	Stock Options	Fair Value
Non-vested at October 1, 2010	900,000	$0.20
Granted	—	—
Forfeited or Exercised	(900,000)	$0.20
Vested	—	—

Non-vested at September 30, 2011	—	—

As of September 30, 2011, there was no unrecognized compensation cost related to non-vested performance-based compensation arrangements granted under the stock options plans.
There was no compensation expense related to outstanding stock options for the year ended September 30, 2011. Total compensation expense related to outstanding stock options for the years ended September 30, 2010 was $34,000.
In September 2010, the Company granted a total of 900,000 new stock options. These options would vest only if certain profitability milestones were achieved for the fiscal year ended September 30, 2011. No expense was recorded at that time because the milestones were not achieved. In October 2009 the Company granted a total of 45,000 new stock options to two directors for $0.80 per share. In July 2010 the Company granted a total of 40,000 new stock options to two new directors for $0.65 per share.

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2011:

		Options Outstanding		Options Exercisable
		At September 30, 2011		at September 30, 2011
		Weighted
		Average	Weighted-		Weighted-
		Remaining	Average	Number	Average
Exercise	Number	Contractual	Exercise	Vested and	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.65	505,000	2.58	$0.65	505,000	$0.65
$0.875	300,000	1.80	$0.875	300,000	$0.875

	805,000	2.30	$0.73	805,000	$0.73

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
A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Warrants	Price	Warrants	Price
Outstanding-beginning of period	7,148,000	$1.32	3,048,000	$2.31
Issued	—	—	4,200,000	$0.65
Exercised	—	—	(25,000)	$0.50
Canceled/Forfeited	(1,000,000)	$2.15	(75,000)	$3.86

Outstanding-end of period	6,148,000	$1.18	7,148,000	$1.32

Exercisable-end of period	5,462,000	$0.92	2,212,000	$1.72

Total compensation expense related to outstanding warrants for the years ended September 30, 2011 and 2010 was $4,000 and $116,000, respectively.

The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2011:

	Warrants Vested and Exercisable
	at September 30, 2011
		Weighted
		Average	Weighted-
Range of	Number	Remaining	Average
Exercise	Vested and	Contractual	Exercise
Prices	Exercisable	Life (Years)	Price
$0.50 – $0.90	4,725,000	3.86	$0.65
$0.91 – $1.62	50,000	0.10	$1.62
$1.63 – $2.75	687,0000	0.67	$2.75

	5,462,000	3.42	$0.92

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
The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open for state and federal examination. As of September 30, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.
The provision for income taxes is summarized below:

	For the years ended
	September 30,
	2011	2010
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(96,000)	(580,000)
State	(40,000)	(145,000)

	(136,000)	(725,000)
Valuation allowance	136,000	725,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended
	September 30,
	2011	2010
Inventory reserve	$12,000	$12,000
Deferred lease liability	16,000	17,000
Allowance for doubtful accounts	1,000	70,000
Stock compensation expense	874,000	874,000
Warrant expense	388,000	386,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	(1,000)	(6,000)
R&D credit	778,000	642,000
Other	53,000	48,000
Net operating loss carry-forwards	6,763,000	6,705,000

	8,885,000	8,749,000
Valuation allowance	(8,885,000)	(8,749,000)

Net deferred tax asset	$—	$—

As of September 30, 2011, the Company had federal and state net operating loss (NOL) carry-forwards of $17,302,000 and $15,080,000, respectively, which begin to expire in 2012 for federal tax purposes and 2014 for state purposes. A valuation allowance of $(8,885,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.
The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended
	September 30,
	2011	2010
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8%	5.8%
Change in valuation allowance	(148.5)%	(40.7)%
R&D credit carry-forward	129.9%	3.7%
Other	(22.9)%	(2.9)%

	(1.7)%	(0.1)%

13. SAVINGS PLAN
On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2011 and 2010, the Company made no matching contributions.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company’s cash and cash equivalents are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.

15. COMMITMENTS AND CONTINGENCIES
Leases — The Company moved into new facilities in January 2009, under the terms of a new lease that expires in March 2014. The new lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $210,000 and $210,000 for the years ended September 30, 2011 and 2010, respectively.
Minimum future cash obligations for the new lease total $221,000, $229,000 and $117,000 for the years ending September 30, 2012, 2013 and 2014 respectively.
Employment Agreements — Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under their employment agreements, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. On December 15, 2010, the Board of Directors approved an amendment to both agreements to provide that either party can terminate the agreement with 30 days written notice, however, in the event of termination by Xenonics without cause, the benefits of the agreements will continue for 36 months after notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. As of September 30, 2011 the base compensation for each of the two officers was $220,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.
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
Evaluation of Disclosure Controls and Procedures
The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011, which is the end of the period covered by this annual report.
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
Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2011, the Company’s internal control over financial reporting was effective.
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
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11.	Executive Compensation
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services
The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

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

Exhibit
Number	Description
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

101
The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2011 and 2010; (2) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (3) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011 and 2010; (4) Consolidated Statements of Cash Flows for years ended September 30, 2011 and 2010; and (5) Notes to Condensed Financial Statements.**

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

**
Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

Date: December 19, 2011	By:	/s/ Alan P. Magerman Alan P. Magerman
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2011

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 19, 2011

/s/ Richard S. Kay Richard S. Kay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 19, 2011

/s/ Allen K. Fox Allen K. Fox	Director	December 19, 2011

/s/ Brad J. Shapiro Brad J. Shapiro	Director	December 19, 2011