Form 10-K/A
period 2011-09-30
XENONICS HOLDINGS, INC.
filed 2012-01-30
CIK 1289550

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☑  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $11,240,000.

There were 24,975,929 shares of the registrant’s common stock outstanding on January 24, 2012.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on December 19, 2011. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K filed on December 19, 2011 is being amended or updated by this amendment and this amendment does not reflect events that occurred after December 19, 2011.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position
Alan P. Magerman	76	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey P. Kennedy	57	Director, President and Chief Operating Officer

Richard S. Kay	69	Chief Financial Officer, Secretary and Treasurer

Allen K. Fox	75	Director

Brad J. Shapiro	57	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Alan P. Magerman. Mr. Magerman, age 76, founded Xenonics, Inc. in November 1996, and has been Chairman of Xenonics Holdings, Inc. since its acquisition of Xenonics, Inc. in July 2003. He served as Chief Executive Officer of Xenonics Holdings, Inc. from July 2003 through April 2005 and has served as our Chief Executive Officer from February 2009 to the present. Prior to founding Xenonics, Mr. Magerman was a founder and former chairman of Odyssey Sports, Inc., a privately held company engaged in the development and distribution of golf clubs from 1990 through 1995. Mr. Magerman was a consultant and director of NTN Communications, Inc. (NTN), a publicly held broadcasting and cable television company, from 1984 through 1997.

Mr. Magerman’s diverse business experience provides him with a wide range of expertise that is valuable to the Board of Directors in confronting various business-related challenges and opportunities.

Jeffrey P. Kennedy. Mr. Kennedy, age 57, has been a director and the President and Chief Operating Officer of Xenonics, Inc. since June 1997. Mr. Kennedy has held the same positions with Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Prior to joining Xenonics, Inc., Mr. Kennedy held a variety of management positions with Mobil Corporation, including General Manager of the Mobil Chemical Plastics Division. He was educated at the University of Maine, receiving a BS degree in chemistry and an MS degree in chemical engineering.

As our President and Chief Operating Officer, Mr. Kennedy has extensive knowledge about the Company which provides a valuable resource for the Board of Directors in connection with its decisions about the operations and future direction of the Company.

Richard S. Kay. Mr.Kay, age 69, joined Xenonics in May 2007 and has been the Chief Financial Officer, Secretary and Treasurer of Xenonics, Inc. since then. From February 2001 through October 2006 he held the position of Chief Executive Officer of Pacer Technology. Mr. Kay graduated from the University of Wisconsin – Milwaukee with a BBA and majored in Accounting and Military Science. Early in his career he worked as a CPA in Wisconsin and California.

Allen K. Fox. Mr. Fox, age 75, has been managing personal finances and providing consulting work for several public companies since 1995, and was elected as a director of the Company on July 1, 2010. Mr. Fox has also served as a director and/or officer for several charitable organizations during the last 40 years. He co-founded Odyssey Sports Co. in 1990 and was a director and an officer of that company. The company was sold in 1995. Mr. Fox also co-founded NYSE education company, Career Com, Corp. in 1969. He was a director and officer and sold his interest in 1989. From 1960 to 1969 he was a partner with an accounting firm. Mr. Fox graduated from Temple University in 1958.

Mr. Fox brings to the Board extensive experience in serving as an officer and a director of, and as a consultant to, numerous public and private companies. Mr. Fox’s experience as a partner of an accounting firm also assists the Board in addressing accounting requirements with which the Company must comply.

Brad J. Shapiro. Mr. Shapiro, age 57, has been a principal in various businesses in the optical industry since 1990. He is currently a principal in C & E Vision Services, Inc, and Vision West, Inc., which together comprise the largest optical group purchasing organizations in the United States. He is also principal, co-founder and co-Chief Executive Officer of Rudy Project North America, L.P., the exclusive North American distributor of Rudy Project sport eyewear. From 1989 to 1990, Mr. Shapiro was a Managing Director of an investment-banking subsidiary of Cantor Fitzgerald and another investment banking firm. For seven years prior to that time, Mr. Shapiro was a corporate and securities lawyer at Skadden, Arps, Slate, Meagher & Flom, an international law firm, and certain other law firms. Mr. Shapiro has served as a director of the Company since July 1, 2010. Mr. Shapiro holds a B.A. in Political Science from the University of Michigan and received his J.D. degree from the University of Michigan Law School in December 1990.

Mr. Shapiro brings to the Board a diversified business and legal background that is valuable in analyzing various business related challenges and opportunities.

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

Audit Committee

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities relating to:

•	The quality and integrity of our financial statements and reports;

•	The independent registered public accounting firm’s qualifications and independence; and

•	The performance of our internal audit function and independent registered public accounting firm.

The Audit Committee appoints the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves permitted non-audit services provided by our independent registered public accounting firm, and reviews the independence of the independent registered public accounting firm. The members of the Audit

Committee are Messrs. Fox and Shapiro, each of whom is “independent” under the independence standards of both the NYSE Amex and the Securities and Exchange Commission (the “SEC”). The Board of Directors has determined that Mr. Fox is an “audit committee financial expert” as defined by the rules of the SEC. The Audit Committee’s Charter is on our website at www.xenonics.com.

Compensation Committee

The Compensation Committee is authorized to review and make recommendations to the full Board of Directors relating to the annual salaries and bonuses of our officers and to determine in its sole discretion all grants of stock options, the exercise price of each option, and the number of shares to be issuable upon the exercise of each option under our stock option plans. The Committee also is authorized to interpret our stock option plans, to prescribe, amend and rescind rules and regulations relating to the plans, to determine the term and provisions of the respective option agreements, and to make all other determinations deemed necessary or advisable for the administration of the plans. The Compensation Committee’s Charter is on our website at www.xenonics.com. The members of the Compensation Committee are Messrs. Fox and Shapiro.

Nominating and Governance Committee

The Nominating and Governance Committee assists our Board of Directors in discharging its duties relating to corporate governance and the compensation and evaluation of the Board. The purpose of the Committee is to (1) identify individuals who are qualified to become members of the Board, consistent with criteria approved by the Board, (2) select, or recommend for the Board’s selection, the director nominees for each annual meeting of shareholders, (3) develop and recommend to the Board a set of corporate governance principles applicable to Xenonics, (4) oversee the annual evaluation of the Board and management, and (5) perform such other actions within the scope of the Committee’s Charter as the Committee deems necessary or advisable. A copy of the Nominating and Governance Committee’s Charter is available on our website at www.xenonics.com. The members of the Nominating and Governance Committee are Messrs. Fox and Shapiro.

The Nominating and Governance Committee has not established any specific minimum qualifications for director candidates or any specific qualities or skills that a candidate must possess in order to be considered qualified to be nominated as a director. Qualifications for consideration as a director nominee may vary according to the particular areas of expertise being sought as a complement to the existing Board composition. In making its nominations, our Nominating and Governance Committee generally will consider, among other things, an individual’s business experience, industry experience, financial background, breadth of knowledge about issues affecting our company, time available for meetings and consultation regarding company matters and other particular skills and experience possessed by the individual. Although the Nominating and Governance Committee believes that director nominees should add to the range of backgrounds and experiences of the Company’s directors, neither the Nominating and Governance Committee nor the Board of Directors has a policy regarding the consideration of diversity in identifying and evaluating director nominees.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2011, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation for the fiscal years ended September 30, 2011 and September 30, 2010 for services rendered to us (including our subsidiary, Xenonics, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

	xxxxxxx	xxxxxxx		xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx	xxxxxxx
Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan P. Magerman
Chairman of the Board and	2011	$241,034	(1)	$12,500	—	—	—	—	—	$253,534
Chief Executive Officer	2010	$257,719	(2)	—	—	—	—	—	—	$257,719

Jeffrey P. Kennedy
Chief Operating Officer,	2011	$261,037	(3)	$12,500	—	—	—	—	—	$273,537
President and Director	2010	$250,834	(4)	—	—	—	—	—	—	$250,834

Richard S. Kay	2011	$150,000		$5,000	—	—	—	—	—	$155,000
Chief Financial Officer	2010	$150,000		—	—	$2,876	—	—	—	$152,876

(1)	Includes $21,948 for vacation pay benefits paid for days accrued.
(2)	Includes $41,507 for vacation pay benefits paid for days accrued.
(3)	Includes $41,951 for vacation pay benefits paid for days accrued.
(4)	Includes $34,884 for vacation pay benefits paid for days accrued.
(5)

This column represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 11 of our financial statements included in our Form 10-K filed for the year ended September 30, 2011. These amounts do not correspond to the actual value that may be recognized by the named executives from these awards.

Compensation of Directors

When Allen K. Fox and Brad J. Shapiro became directors on July 1, 2010, we agreed to compensate all non-employee directors for their services. We issued to each of Mr. Fox and Mr. Shapiro a stock option to purchase 20,000 shares of our common stock at an exercise price of $0.65 per share, which vested immediately. We also agreed to pay each non-employee director $5,000 as an annual director’s fee, $500 for each committee meeting attended (if such committee meeting was not held in conjunction with a Board meeting), and $1,000 for each meeting of the Board of Directors attended. These fees are paid on a quarterly basis.

In addition, as Chairman of the Audit Committee Mr. Fox receives a monthly fee of $2,000 and, as Chairman of the Corporate Development Committee, he receives a monthly fee of $5,000.

The following table sets forth information concerning the compensation paid to our non-employee directors during our fiscal year ended September 30, 2011 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen K. Fox	$93,750		—			—	$93,750
Brad J. Shapiro	$11,750		—				$11,750

(1)

This column represents the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures related to service-based vesting conditions. For additional information on the valuation assumptions with respect to the option grants, refer to Note 11 of our financial statements included in our Form 10-K filed for the year ended September 30, 2011. These amounts do not correspond to the actual value that may be recognized by the named directors from these awards.

Stock Option Grants

The following table sets forth information as of September 30, 2011 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2011

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan P. Magerman	7-29-03	150,000			$0.88	07-29-13
Chairman of the Board and	3-24-09	200,000			$0.65	3-23-14
Chief Executive Officer

Total		350,000

Jeffrey P. Kennedy	7-29-03	150,000			$0.88	07-29-13
Chief Operating Officer	3-24-09	125,000			$0.65	3-23-14
President and Director					$0.65	8-31-15

Total		275,000

Richard S. Kay	3-24-09	40,000			$0.65	3-23-14
Chief Financial Officer	3-24-09	25,000			$0.65	3-23-14

Total		65,000

Employment Agreements

Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under his employment agreement, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, as amended, are substantially identical. Neither employment agreement has a fixed term or expiration date. On December 15, 2010, the Board of Directors approved an amendment to each agreement to provide that either party can terminate the agreement with 30 days written notice. However, in the event of termination by Xenonics without cause, the former officer’s right to receive his base salary will continue for 36 months after the notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 24, 2012 by (1) each person who is known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our current directors and director nominees, (3) the executive officers listed above in the Summary Compensation Table, and (4) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after January 24, 2012 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after January 24, 2012.

	September 30,		September 30,
Name of Beneficial Owner	Amount of Common Stock & Nature of Beneficial Ownership(1)		Percent of Ownership of Common Stock
Alan P. Magerman	770,758	(2)	3.0%
Jeffrey P. Kennedy	756,600	(3)	3.0%
Richard S. Kay	85,000	(4)	*
Allen K. Fox	138,000	(5)	*
Brad J. Shapiro	539,245	(6)	2.2%
All current executive officers and directors as a group (5 persons)	2,289,603	(7)	8.9%

*	Less than 1.0%
(1)	The number of shares of common stock issued and outstanding on January 24, 2012 was 24,975,929 shares.
(2)	Includes 350,000 shares that Alan P. Magerman, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(3)	Includes 275,000 shares that Jeffrey P. Kennedy, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(4)	Includes 65,000 shares that Richard S. Kay, an officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.

(5)	Includes 20,000 shares that Allen K. Fox, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options, plus 18,000 shares owned by his wife.

(6)

Includes the following shares with respect to which Brad J. Shapiro, a director of Xenonics Holdings, Inc., has shared voting and investment power: (i) 35,000 shares held by a general partnership of which Mr. Shapiro is a 50% owner; (ii) 35,000 shares held by a trust for the benefit of Mr. Shapiro’s sister and for which Mr. Shapiro serves as a trustee; (iii) 369,245 shares held by three trusts for the benefit of Mr. Shapiro’s mother and for which Mr. Shapiro serves as a trustee; and (iv) 20,000 shares Mr. Shapiro has the right to acquire pursuant to stock options.

(7)	Includes 730,000 shares that our current executive officers and directors have the right to acquire pursuant to stock options and warrants.

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to securities that may be issued under our equity compensation plans.

	September 30,	September 30,	September 30,
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	805,000	$0.73	1,521,000

Equity compensation plans not approved by security holders	100,000	$0.50	—
Total	905,000	$0.71	1,521,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company had not adopted as of September 30, 2011, without the approval of security holders, any equity compensation plan under which securities of the issuer are authorized for issuance.

On November 11, 2009 the Company entered into an agreement with an independent firm to conduct institutional investor services for a period of one year. As part of this agreement the Company issued a five-year warrant, vested upon issuance, to purchase 100,000 shares of the Company’s common stock at $0.50 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Board of Directors has determined that directors Allen K. Fox and Brad J. Shapiro are each “independent” under the independence standards of both the NYSE Amex and the SEC.

During the year ended September 30, 2011, Bryant Park Capital, whose Managing Partner and CEO is Alan P. Magerman’s son, billed the Company $80,000 for investment banking services rendered to the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us by SingerLewak LLP with respect to our 2011 and 2010 fiscal years were as follows:

	September 30,	September 30,
	2011	2010
Audit Fees	$80,000	$80,000
Audit-Related Fees	45,000	75,000
Tax Fees	—	—
All Other Fees	—	—

Total	$125,000	$155,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Xenonics Holdings, Inc. paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of Xenonics Holdings, Inc. filed on December 18, 2008).

10.3	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.4	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.6	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Form of Warrant Certificate of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.15	Form of Stock Purchase Agreement entered into by Xenonics Holdings, Inc. and certain investors in March 2004 in connection with the purchase of common stock (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

10.23	Securities Purchase Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.24	Registration Rights Agreement dated as of February 2, 2007 between Xenonics Holdings, Inc. and Gemini Master Fund, Ltd. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.25	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.26	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Gemini Master Fund, Ltd. for the purchase of 300,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.27	Engagement Letter dated January 25, 2007 between Xenonics Holdings, Inc. and Granite Financial Group, Inc. (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.28	“A Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.29	“B Warrant” issued by Xenonics Holdings, Inc. on February 2, 2007 to Granite Financial Group, Inc. for the purchase of 30,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on February 7, 2007).

10.30	Securities Purchase Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.31	Registration Rights Agreement dated as of September 21, 2007 among Xenonics Holdings, Inc., Gemini Master Fund, Ltd., and the other purchasers named in the Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.32	Form of “A Warrant” and “B Warrant” issued by Xenonics Holdings, Inc. on September 21, 2007 to Gemini Master Fund, Ltd. and the other purchasers named in the Securities Purchase Agreement dated as of September 21, 2007 for the purchase of 615,000 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.33	Form of “A Warrant” and “B Warrant” issued by Xenonics Holdings, Inc. to Granite Financial Group, Inc. for the purchase of 98,400 shares of the common stock of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on September 27, 2007).

10.34	Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.35	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.36	Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.37	Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.38	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2011).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2011).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2011).

101	The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2011 and 2010; (2) Consolidated Statements of Operations for the years ended September 30, 2011 and 2010; (3) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2011 and 2010; (4) Consolidated Statements of Cash Flows for years ended September 30, 2011 and 2010; and (5) Notes to Condensed Financial Statements. (incorporated by reference to Exhibit 101 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2011).**

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
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

***	Filed as an exhibit to this amended Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

Date: January 30, 2012	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chief Executive Officer