Form 10-Q
period 2011-12-31
XENONICS HOLDINGS, INC.
filed 2012-02-14
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes   ☐    No  ☒

The registrant had 24,975,929 shares of common stock outstanding as of February 2, 2012.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	September 30,
	2011	2011
Rounded in thousands, except par value	(unaudited)
Assets

Current Assets:

Cash	$282,000	$738,000

Accounts receivable, net	28,000	273,000

Inventories, net	2,500,000	2,542,000

Other current assets	141,000	144,000

Total Current Assets	2,951,000	3,697,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $169,000 and $160,000	26,000	35,000

Goodwill	375,000	375,000

Other assets	92,000	116,000

Total Assets	$3,444,000	$4,223,000

Liabilities and Shareholders’ Equity

Current Liabilities:

Accounts payable	$290,000	$414,000

Accrued expenses	92,000	99,000

Accrued payroll and related taxes	80,000	96,000

Notes payable, net of debt discount	480,000	—

Total Current Liabilities	942,000	609,000

Notes payable, net of debt discount	—	459,000

Total Liabilities	942,000	1,068,000

Commitments and contingencies (Note 10)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2011 and September 30, 2011; 24,976,000 shares issued and outstanding as of December 31, 2011 and September 30, 2011	25,000	25,000

Additional paid-in capital	26,652,000	26,652,000

Accumulated deficit	(24,175,000)	(23,522,000)

Total Shareholders’ Equity	2,502 ,000	3,155,000

Total Liabilities and Shareholders’ Equity	$3,444,000	$4,223,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,
	Three months ended
	December 31,
	2011	2010
Rounded in thousands, except per share amounts	(unaudited)
Revenues	$325,000	$3,548,000

Cost of goods sold	231,000	1,879,000

Gross profit	94,000	1,669,000

Selling, general and administrative	526,000	651,000

Research and development	181,000	163,000

Income (loss) from operations	(613,000)	855,000

Other income/(expense):

Interest income	—	1,000

Interest (expense)	(38,000)	(38,000)

Income (loss) before provision for income taxes	(651,000)	818,000

Income tax provision	2,000	76,000

Net income (loss)	$(653,000)	$742,000

Net income (loss) per share:

Basic and fully-diluted	$(0.03)	$0.03

Weighted average shares outstanding:

Basic and fully-diluted	24,976,000	25,365,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,
	Three months ended
	December 31,
	2011	2010
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income(loss)	$(653,000)	$742,000

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	9,000	8,000
Non-cash compensation for warrants issued	—	4,000
Non-cash compensation to consultants	24,000	25,000
Amortization of debt discount	21,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	245,000	353,000
Inventories	42,000	473,000
Other current assets	3,000	(173,000)
Accounts payable	(124,000)	62,000
Accrued expenses	(9,000)	(32,000)
Accrued payroll and related taxes	(16,000)	(19,000)
Accrued income taxes	2,000	76,000

Net cash provided by (used in) operating activities	(456,000)	1,540,000

Cash flows from financing activities:
Purchase of common stock	—	(106,000)

Net cash (used in) provided by financing activities	—	(106,000)

Net (decrease) increase in cash	(456,000)	1,434,000
Cash, beginning of period	738,000	705,000

Cash, end of period	$282,000	$2,139,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$17,000	$17,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2011 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.

2. RECENT ACCOUNTING PRONOUNCEMENTS

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was less than the average stock price for the period. For the three months ended December 31, 2011, the number of stock options and warrants excluded was 6,953,000. For the three months ended December 31, 2010, the number of stock options and warrants excluded was 8,033,000.

4. INVENTORIES

Inventories were comprised of :

	September 30,	September 30,
	December 31, 2011	September 30, 2011
	(unaudited)
Raw materials	$1,338,000	$1,126,000
Work in process	118,000	282,000
Finished goods	1,044,000	1,134,000

	$2,500,000	$2,542,000

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

6. NOTES PAYABLE

On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The notes could have been prepaid without penalty on or after January 15, 2010.

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the three months ended December 31, 2011 and 2010 the Company recorded amortization of $21,000 and $21,000, respectively.

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

	September 30,	September 30,	September 30,
		December 31,	September 30,
		2011	2011
Notes payable	Unsecured Notes payable, maturing in October 2012, bearing interest at 13% per annum (net of unamortized debt discount of $45,000 as of December 31, 2011 and $66,000 as of September 30, 2011)	$480,000	$459,000

	Total short and long-term debt obligations	$480,000	$459,000

Future payments under short-term obligations as of December 31, 2011 are as follows:

September 30,
2013	$525,000

Total	$525,000

7. STOCK BASED COMPENSATION

Stock Options – US GAAP requires that compensation cost relating to share-based payment arrangements be recognized in the financial statements. US GAAP requires measurement of compensation cost for all employee share-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the three months ended December 31, 2011 and 2010:

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

A summary of the Company’s stock option activity as of December 31, 2011, and changes during the three months then ended is presented below:

	September 30,	September 30,	September 30,	September 30,
	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *

Outstanding at October 1, 2011	805,000	$0.73	2.30
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—

Outstanding at December 31, 2011	805,000	$0.73	2.05	$—

Exercisable at December 31, 2011	805,000	$0.33	2.05	$—	*

*

The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.18 at December 31, 2011.

There were no non-vested stock options as of December 31, 2011.

There was no compensation expense related to outstanding options for the three months ended December 31, 2011 and 2010.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At December 31, 2011 and 2010, 6,098,000 and 7,148,000 warrants were outstanding and 5,412,000 and 6,212,000 warrants were vested, respectively.

There was no compensation expense related to outstanding warrants for the three months ended December 31, 2011. Compensation expense related to outstanding warrants for the three months ended December 31, 2010 was $4,000.

Common stock – On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three months ended December 31, 2011 and 2010, $24,000 and $25,000, respectively, was recorded as selling, general and administrative expense.

On December 6, 2010, in connection with the resignation of a director, the Company purchased and retired all 533,529 of its common shares owned by the director for a total price of $106,000 or $0.20 per share.

8. INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2011 and September 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of December 31, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2011, deferred income tax assets and the corresponding valuation allowance increased by $288,000.

The Company’s 2012 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2012 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2011 effective rate and statutory rate is primarily due to the utilization of net operating losses

9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2011, the Company determined that no such impairment indicators exist.

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

Results of Operations

Three-months ended December 31, 2011 compared to the three-months ended December 31, 2010

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended December 31, 2011 were $325,000 compared to revenues of $3,548,000 for the quarter ended December 31, 2010. In the quarter ended December 31, 2011, 65% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 35% were from sales of SuperVision units. In the quarter ended December 31, 2010, 95% of revenues were to the military market.

Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 29% and 47% for the quarters ended December 31, 2011 and 2010, respectively. The gross profit percentage for the quarter ended December 31, 2011 was negatively impacted by lower sales and because NightHunter 3 sales during this quarter were without shield mounts. Normal gross profit percentages for the complete NightHunter 3 package with shield mounts is 48%. Normal gross profit percentages for our NightHunter One and SuperVision products, which we manufacture, are approximately 50%.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $125,000 to $526,000 for the quarter ended December 31, 2011 as compared to $651,000 for the quarter ended December 31, 2010. The decrease is primarily attributed to the reduction in consulting services of $50,000 and compensation and benefits of $56,000.

Research & Development: Research and development expenses increased by $18,000 to $181,000 for the quarter ended December 31, 2011 compared to $163,000 for the quarter ended December 31, 2010. During the first three months of the current year when the Company had lower sales, production staff personnel were used for the further development of the Company’s product lines.

Other Income (Expense): For the quarter ended December 31, 2011 interest expense was $38,000 compared to $38,000 of interest expense for the quarter ended December 31, 2010.

Net Income (Loss): Significantly lower revenues offset by reductions in operating expenses in the current quarter accounted for the net loss of $653,000 compared to net income of $742,000 for the quarter ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011, the Company had working capital of $2,009,000 and a current ratio of 3.1 to 1 as compared to working capital of $3,088,000 and a current ratio of 6.1 to 1 as of September 30, 2011. Current liabilities at December 31, 2011 include notes payable of $480,000 that are now due on October 15, 2012.

Our net loss of $653,000 for the three months ended December 31, 2011 negatively impacted cash. Significant sources of cash provided by operating activities during the first three months of the current year included decreases in accounts receivable of $245,000 and inventories of $42,000, offset by a decrease in accounts payable of $124,000. Cash used in operating activities totaled $456,000 for the three months ended December 31, 2011.

Based on the amount of working capital that we had on hand on December 31, 2011 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011, which is the end of the period covered by this quarterly report.

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

XENONICS HOLDINGS, INC.

Date: February 14, 2012	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board
Chief Executive Officer

Date: February 14, 2012	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer