Form 10-Q
period 2012-03-31
XENONICS HOLDINGS, INC.
filed 2012-05-15
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 24,975,929 shares of common stock outstanding as of May 4, 2012.

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	September 30, 2011
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$453,000	$738,000
Accounts receivable	75,000	273,000
Inventories	2,290,000	2,542,000
Other current assets	135,000	144,000

Total Current Assets	2,953,000	3,697,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $169,000 and $160,000	20,000	35,000
Goodwill	375,000	375,000
Other assets	67,000	116,000

Total Assets	$3,415,000	$4,223,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$277,000	$414,000
Accrued expenses	75,000	99,000
Accrued payroll and related taxes	107,000	96,000
Notes payable, net of debt discount	1,001,000	—

Total Current Liabilities	1,460,000	609,000
Notes payable, net of debt discount	—	459,000

Total Liabilities	1,460,000	1,068,000

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2012 and September 30, 2011; 24,976,000 shares issued and outstanding as of March 31, 2012 and September 30, 2011	25,000	25,000
Additional paid-in capital	26,679,000	26,652,000
Accumulated deficit	(24,749,000)	(23,522,000)

Total Shareholders’ Equity	1,955,000	3,155,000

Total Liabilities and Shareholders’ Equity	$3,415,000	$4,223,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$473,000	$2,000,000	$798 ,000	$5,548,000
Cost of goods sold	257,000	1,046,000	488,000	2,926,000

Gross profit	216,000	954,000	310,000	2,622,000
Selling, general and administrative	534,000	627,000	1,060,000	1,277,000
Research and development	215,000	134,000	397,000	297,000

Income (loss) from operations	(533,000)	193,000	(1,147,000)	1,048,000
Other income/(expense):
Interest income	—	2,000	—	3,000
Interest (expense)	(41,000)	(38,000)	(78,000)	(76,000)

Income (loss) before provision for (benefits from) income taxes	(574,000)	157,000	(1,225,000)	975,000
Income tax provision (benefit)	—	(74,000)	2,000	2,000

Net income (loss)	$(574,000)	$231,000	$(1,227,000)	$973,000

Net income (loss) per share:
Basic	$(0.02)	$0.01	$(0.05)	$0.04
Fully-diluted	$(0.02)	$0.01	$(0.05)	$0.04
Weighted average shares outstanding:
Basic	24,976,000	25,088,000	24,976,000	25,172,000
Fully diluted	24,976,000	25,090,000	24,976,000	25,175,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2012	2011
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,227,000)	$973,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	15,000	17,000
Provision for bad debts	(2,000)	(36,000)
Non-cash compensation for warrants issued and modified	26,000	4,000
Non-cash compensation to consultants	50,000	50,000
Amortization of warrants for notes payable	42,000	41,000
Changes in operating assets and liabilities:
Accounts receivable	200,000	897,000
Inventories	252,000	116,000
Other current assets	9,000	(116,000)
Accounts payable	(137,000)	(58,000)
Accrued expenses	(24,000)	(60,000)
Accrued payroll and related taxes	11,000	(8,000)

Net cash provided by (used in) operating activities	(785,000)	1,820,000

Cash flows from financing activities:
Proceeds of note payable	500,000	—
Purchase of common stock	—	(106,000)

Net cash provided by financing activities	500,000	(106,000)

Net increase (decrease) in cash	(285,000)	1,714,000
Cash, beginning of period	738,000	705,000

Cash, end of period	$453,000	$2,419,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$34,000	$34,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Rounded in thousands)

1.	BASIS OF PRESENTATION

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

2.	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At this time the Company has not yet received pending substantial purchase orders for its products to cover their operating costs and liquidate outstanding notes payable which raises doubt about its ability to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain purchase orders and ship its products, (2) collect for shipments in a timely manner, (3) continue to exercise tight cost controls to conserve cash and attain profitable operations, and (4) obtain sufficient financing as may be required to sustain its operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate revenues and financing, it could be forced to cease operations.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, will be effective for the Company’s first quarter ending December 31, 2011. Other than requiring additional disclosures, the full adoption of this new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and (2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments are to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was less than the average stock price for the period. For the three and six months ended March 31, 2012, the number of stock options and warrants excluded was 6,243,000. For the three and six months ended March 31, 2011, the number of stock options and warrants excluded was 7,853,000.

5.	INVENTORIES

Inventories were comprised of :

	March 31, 2012	September 30, 2011
	(unaudited)
Raw materials	$1,192,000	$1,126,000
Work in process	120,000	282,000
Finished goods	978,000	1,134,000

	$2,290,000	$2,542,000

6.	USE OF ESTIMATES

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 5 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the three months ended March 31, 2012 and 2011 the Company recorded amortization of $21,000 and $21,000, respectively. For the six months ended March 31, 2012 and 2011 the Company recorded amortization of $42,000 and $42,000, respectively.

On December 7, 2011 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2012. In conjunction with the amendment, the Company amended the warrants issued with the original notes to lower the exercise price from $0.65 per share to $0.40 per share. The Company evaluated these amendments under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendments were not significant and were therefore treated as debt modification.

On March 19, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is secured by a first lien security interest in all of the Company’s assets and is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest must be paid on the loan.

Notes Payable	March 31, 2012	September 30, 2011
Unsecured Notes payable, maturing in October 2012, bearing interest at 13% per annum (net of unamortized debt discount of $24,000 as of March 31, 2012 and $66,000 as of September 30, 2011)	$501,000	$459,000
Secured Note payable maturing in December 2012 bearing interest of $50,000	500,000	—

Total short term debt obligations	$1,001,000	$459,000

Future payments under short-term obligations as of March 31, 2012 are as follows:

2013	$1,025,000

Total	$1,025,000

8.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the six months ended March 31, 2012 and 2011.

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

A summary of the Company’s stock option activity as of March 31, 2012, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2011	805,000	$0.73	2.30
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—

Outstanding at March 31, 2012	805,000	$0.73	2.05	$—

Exercisable at March 31, 2012	805,000	$0.73	2.05	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.24 at March 31, 2012.

There were no non-vested stock options as of March 31, 2012.

There was no compensation expense related to outstanding options for the three and six months ended March 31, 2012 and 2011.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At March 31, 2012 and 2011, 5,438,000 and 7,148,000 warrants were outstanding and 5,131,000 and 6,212,000 warrants were vested, respectively.

On March 19, 2012 the Company agreed (1) to reduce the exercise price of warrants to purchase a total of 525,000 shares of the Company’s common stock from $0.40 to $0.285 per share and (2) to extend the expiration date of those warrants from July 15, 2014 to July 15, 2017. The Company also agreed (1) to reduce the exercise price of warrants to purchase a total of 99,000 shares of the Company’s common stock from an average exercise price of $3.00 to $0.285 per share and (2) to extend the expiration date of those warrants from September 21, 2012 to September 21, 2017.

In conjunction with the warrant modification on March 19, 2012, the Company recorded compensation expense of $26,000.

Compensation expense related to outstanding warrants for the three and six months ended March 31, 2012 was $26,000. Compensation expense related to outstanding warrants for the three and six months ended March 31, 2011 was $4,000.

Common stock – On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three and six months ended March 31, 2012, $25,000 and $50,000, respectively, was recorded as selling, general and administrative expense compared to $25,000 and $50,000 for the three and six months ended March 31, 2011.

On December 6, 2010, in connection with the resignation of a director, the Company purchased and retired all 533,529 of its common shares owned by the director for a total price of $106,000 or $0.20 per share.

9.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2012 and September 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of March 31, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended March 31, 2012, deferred income tax assets and the corresponding valuation allowance increased by $541,000.

The Company’s 2012 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2012 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2011 effective rate and statutory rate is primarily due to the utilization of net operating losses

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11.	COMMITMENTS AND CONTINGENCIES

The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of pending disputes, and management cannot predict whether any liability arising from pending claims and litigation will be material in relation to the Company’s consolidated financial position or results of operations.

12.	GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2012, the Company determined that no such impairment indicators exist.

13.	SUBSEQUENT EVENTS

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

Results of Operations

Three-months ended March 31, 2012 compared to the three-months ended March 31, 2011

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended March 31, 2012 were $473,000 compared to revenues of $2,000,000 for the quarter ended March 31, 2011. In the quarter ended March 31, 2012, 94% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended March 31, 2011, 95% of revenues were from sales of our NightHunter products to the military.

Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 46% and 48% for the quarters ended March 31, 2012 and 2011, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $93,000 to $534,000 for the quarter ended March 31, 2012 as compared to $627,000 for the quarter ended March 31, 2011. The decrease is primarily attributed to the reductions in consulting services of $30,000, marketing and sales expenses of $48,000 and legal and other outside services of $23,000, offset by an increase in non-cash compensation expenses for warrants of $26,000.

Research & Development: Research and development expenses increased by $81,000 to $215,000 for the quarter ended March 31, 2012 compared to $134,000 for the quarter ended March 31, 2011. This year, when the Company had lower sales in the quarter, production staff personnel were used for the further development of the Company’s product lines. This year the Company also spent $22,000 for outside engineering services.

Other Income (Expense): For the quarter ended March 31, 2012 interest expense was $41,000 compared to $38,000 of interest expense for the quarter ended March 31, 2011.

Net Income (Loss): Significantly lower revenues in the quarter ended March 31, 2012 account for net loss of $574,000 compared to a net income of $231,000 for the quarter ended March 31, 2011.

Six months ended March 31, 2012 compared to the six months ended March 31, 2011

Revenues: Revenues for the six months ended March 31, 2012 were $798,000 compared to revenues of $5,548,000 for the six months ended March 31, 2011. For the six months ended March 31, 2012, 82% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 18% were from sales of SuperVision units. For the six months ended March 31, 2011, 95% of revenues were from sales of our NightHunter products to the military market.

Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 39% and 47% for the six months ended March 31, 2012 and 2011, respectively. The gross profit percentage for the six months ended March 31, 2012 was negatively impacted by lower sales.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $217,000 to $1,060,000 for the six months ended March 31, 2012 as compared to $1,277,000 for the six months ended March 31, 2011. The reduction is primarily attributable to decreases in compensation and benefits of $45,000, consulting expenses of $80,000, legal expenses of $45,000 and other sales and outside services expenses of $49,000, offset by an increase in non-cash compensation expenses for warrants of $22,000.

Research & Development: Research and development expenses were $397,000 for the six months ended March 31, 2012 compared to $297,000 for the six months ended March 31, 2011. This year, when the Company had lower sales in the quarter, production staff personnel were used for the further development of the Company’s product lines.

Net Income (Loss): Significantly lower revenues for the six month period ended March 31, 2012 accounted for a net loss of $1,227,000 compared to net income of $973,000 for the six-month months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, the Company had working capital of $1,493,000 and a current ratio of 2.0 to 1 as compared to working capital of $3,088,000 and a current ratio of 6.1 to 1 as of September 30, 2011. Current liabilities at March 31, 2012 include notes payable of $1,001,000 that are now due on October 15, 2012 and December 31, 2012.

Our net loss of $1,227,000 for the six months ended March 31, 2012 negatively impacted cash. Significant sources of cash provided by operating activities during the first six months of the current year included decreases in accounts receivable of $200,000 and inventories of $252,000, offset by a decrease in accounts payable of $137,000. Cash used in operating activities totaled $785,000 for the six months ended March 31, 2012.

Cash flows from financing activities included the proceeds of a note payable. On March 19, 2012 the Company borrowed $500,000 with interest of $50,000 due not later than December 31, 2012.

Our financial statements for the three and six months ended March 31, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern. Based on the amount of working capital that we had on hand on March 31, 2012 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012, which is the end of the period covered by this quarterly report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The disclosures in PART I, ITEM 1, Note 7 of this Quarterly Report on Form 10-Q regarding the Company’s March 2012 reduction of the exercise price of certain warrants to purchase shares of the Company’s common stock are incorporated by reference into this ITEM 2. The amendment of such warrants was exempt from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2012 and September 30, 2011; (2) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011; (3) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011; and (4) Notes to Financial Statements.*

*       Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: May 15, 2012	By:	/s/ Alan P. Magerman
Alan P. Magerman Chairman of the Board Chief Executive Officer

Date: May 15, 2012	By:	/s/ Richard S. Kay
Richard S. Kay Chief Financial Officer