Form 10-Q
period 2012-06-30
XENONICS HOLDINGS, INC.
filed 2012-08-14
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

The registrant had 24,975,929 shares of common stock outstanding as of August 3, 2012.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	September 30, 2011
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$302,000	$738,000
Accounts receivable	325,000	273,000
Inventories	2,226,000	2,542,000
Other current assets	190,000	144,000

Total Current Assets	3,043,000	3,697,000

Equipment, furniture and fixtures at cost, less accumulated depreciation of $170,000 and $160,000	17,000	35,000
Goodwill	375,000	375,000
Other assets	42,000	116,000

Total Assets	$3,477,000	$4,223,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$433,000	$414,000
Accrued expenses	111,000	99,000
Accrued payroll and related taxes	84,000	96,000
Notes payable, net of debt discount	1,522,000	—

Total Current Liabilities	2,150,000	609,000
Notes payable, net of debt discount	—	459,000

Total Liabilities	2,150,000	1,068,000

Commitments and contingencies (Note 11)

Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2012 and September 30, 2011; 24,976,000 shares issued and outstanding as of June 30, 2012 and September 30, 2011	25,000	25,000
Additional paid-in capital	26,681,000	26,652,000
Accumulated deficit	(25,379,000)	(23,522,000)

Total Shareholders’ Equity	1,327,000	3,155,000

Total Liabilities and Shareholders’ Equity	$3,477,000	$4,223,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$403,000	$775,000	$1,200,000	$6,323,000
Cost of goods sold	254,000	537,000	741,000	3,463,000

Gross profit	149,000	238,000	459,000	2,860,000
Selling, general and administrative	527,000	601,000	1,587,000	1,878,000
Research and development	191,000	198,000	588,000	495,000

Income (loss) from operations	(569,000)	(561,000)	(1,716,000)	487,000

Other income/(expense):
Interest income	—	2,000	—	5,000
Interest (expense)	(61,000)	(38,000)	(139,000)	(113,000)

Income (loss) before provision for income taxes	(630,000)	(597,000)	(1,855,000)	379,000
Income tax provision	—	—	2,000	2,000

Net income (loss)	$(630,000)	$(597,000)	$(1,857,000)	$377,000

Net income (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.07)	$0.02
Fully-diluted	$(0.03)	$(0.02)	$(0.07)	$0.02

Weighted average shares outstanding:
Basic	24,976,000	25,088,000	24,976,000	25,107,000
Fully-diluted	24,976,000	25,088,000	24,976,000	25,107,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2012	2011
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,857,000)	$377,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	17,000	25,000
Provision for bad debts	(2,000)	(36,000)
Non-cash compensation for warrants issued and modified	30,000	4,000
Non-cash compensation to consultants	74,000	75,000
Amortization of warrants for notes payable	62,000	62,000
Changes in operating assets and liabilities:
Accounts receivable	(50,000)	313,000
Inventories	316,000	(157,000)
Other current assets	(46,000)	(156,000)
Accounts payable	19,000	(346,000)
Accrued expenses	13,000	(43,000)
Accrued payroll and related taxes	(12,000)	22,000

Net cash provided by (used in) operating activities	(1,436,000)	140,000

Cash flows from financing activities:
Proceeds from notes payable	1,000,000	—
Purchase of common stock	—	(106,000)

Net cash provided by financing activities	1,000,000	(106,000)

Net increase (decrease) in cash	(436,000)	34,000
Cash, beginning of period	738,000	705,000

Cash, end of period	$302 ,000	$739,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$101,000	$51,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1.	BASIS OF PRESENTATION

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

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At this time the Company has not yet received pending substantial purchase orders for its products to cover their operating costs and meet its obligations as they become due, which raises doubt about its ability to continue as a going concern.

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

In January 2010, FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. The ASU requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s second quarter ended March 31, 2010, however the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 measurements, were effective for the Company’s first quarter ending December 31, 2011. Other than requiring additional disclosures, the full adoption of this new guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04 to amend the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurement to (1) clarify the application of existing fair value measurement requirements and

(2) change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The primary purpose of the amendments is to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in ASU 2011-04 are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was greater than the average stock price for the period. For the three and nine months ended June 30, 2012, the number of stock options and warrants excluded was 6,243,000. For the three and nine months ended June 30, 2011, the number of stock options and warrants excluded was 7,453,000.

5.	INVENTORIES

Inventories were comprised of :	June 30, 2012	September 30, 2011
	(unaudited)
Raw materials	$1,263,000	$1,126,000
Work in process	203,000	282,000
Finished goods	760,000	1,134,000

	$2,226,000	$2,542,000

6.	USE OF ESTIMATES

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 5 years, the risk free rate was 2.06% and the dividend yield was 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the three months ended June 30, 2012 and 2011 the Company recorded amortization of $21,000 and $21,000, respectively. For the nine months ended June 30, 2012 and 2011 the Company recorded amortization of $62,000 and $62,000, respectively.

On December 7, 2011 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2012. In conjunction with the amendment, the Company amended the warrants issued with the original notes to lower the exercise price from $0.65 per share to $0.40 per share. The Company evaluated these amendments under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendments were not significant and were therefore treated as debt modifications.

On March 19, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is secured by a first lien security interest in all of the Company’s assets and is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest must be paid on the loan.

On May 22, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was prepaid on the loan and will be amortized over the term of the loan.

Notes Payable	June 30, 2012	September 30, 2011
Unsecured notes payable, maturing in October 2012, bearing interest at 13% per annum (net of unamortized debt discount of $3,000 as of June 30, 2012 and $66,000 as of September 30, 2011)	$522,000	$459,000

Secured note payable maturing in December 2012 bearing interest of $50,000	500,000	—

Purchase order note payable maturing in December 2012 bearing interest of $50,000	500,000	—

Total short term debt obligations	$1,522,000	$459,000

Future payments under short-term obligations as of June 30, 2012 are as follows:

2013	$1,525,000

Total	$1,525,000

8.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the nine months ended June 30, 2012 and 2011.

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

A summary of the Company’s stock option activity as of June 30, 2012, and changes during the nine months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2011	805,000	$0.73	2.30
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—

Outstanding at June 30, 2012	805,000	$0.73	1.55	$—

Exercisable at June 30, 2012	805,000	$0.73	1.55	$—	*

* The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.23 at June 30, 2012.

There were no non-vested stock options as of June 30, 2012.

There was no compensation expense related to outstanding options for the three and nine months ended June 30, 2012 and 2011.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At June 30, 2012 and 2011, 5,438,000 and 6,648,000 warrants were outstanding and 5,131,000 and 5,962,000 warrants were vested, respectively.

On March 19, 2012 the Company agreed (1) to reduce the exercise price of warrants to purchase a total of 525,000 shares of the Company’s common stock from $0.40 to $0.285 per share and (2) to extend the expiration date of those warrants from July 15, 2014 to July 15, 2017. The Company also agreed (1) to reduce the exercise price of warrants to purchase a total of 99,000 shares of the Company’s common stock from an average exercise price of $3.00 to $0.285 per share and (2) to extend the expiration date of those warrants from September 21, 2012 to September 21, 2017. On April 19, 2012 the Company agreed to reduce the exercise price of warrants to purchase a total of 100,000 shares of the Company’s common stock from $0.90 to $0.285 per share.

In conjunction with the warrant modifications on March 19, 2012, the Company recorded compensation expense of $27,000. In conjunction with the warrant modifications on April 19, 2012, the Company recorded compensation expense of $3,000.

Compensation expense related to outstanding warrants for the three months ended June 30, 2012 was $3,000. Compensation expense related to outstanding warrants for the nine months ended June 30, 2012 was $30,000. There was no compensation expense related to outstanding warrants for the three months ended June 30, 2011. For the nine months ended June 30, 2011 compensation expense related to outstanding warrants was $4,000.

Common stock – On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the three and nine months ended June 30, 2012, $25,000 and $74,000, respectively, was recorded as selling, general and administrative expense compared to $25,000 and $74,000 for the three and nine months ended June 30, 2011.

On December 6, 2010, in connection with the resignation of a director, the Company purchased and retired all 533,529 of its common shares owned by the director for a total price of $106,000 or $0.20 per share.

9.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 30, 2012 and September 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of June 30, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended June 30, 2012, deferred income tax assets and the corresponding valuation allowance increased by $812,000.

The Company’s 2012 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2012 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2011 effective rate and statutory rate is primarily due to the utilization of net operating losses.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

At June 30, 2012 and September 30, 2011, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of June 30, 2012, the Company determined that no such impairment indicators exist.

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

Results of Operations

Three-months ended June 30, 2012 compared to the three-months ended June 30, 2011

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended June 30, 2012 were $403,000 compared to revenues of $775,000 for the quarter ended June 30, 2011. In the quarter ended June 30, 2012, 86% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended June 30, 2011, 94% of revenues were from sales of our NightHunter products to the military.

Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 37% and 31% for the quarters ended June 30, 2012 and 2011, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $74,000 to $527,000 for the quarter ended June 30, 2012 as compared to $601,000 for the quarter ended June 30, 2011. The decrease is primarily attributed to the reductions in compensation and benefits of $37,000, consulting services of $20,000 and marketing and sales expenses of $16,000.

Research & Development: Research and development expenses decreased by $7,000 to $191,000 for the quarter ended June 30, 2012 compared to $198,000 for the quarter ended June 30, 2011. When the Company has lower sales in the quarter, production staff personnel are used for the further development of the Company’s product lines.

Other Income (Expense): For the quarter ended June 30, 2012 interest expense was $61,000 compared to $38,000 of interest expense for the quarter ended June 30, 2011.

Net Income (Loss): Significantly lower revenues in the quarter ended June 30, 2012 account for net loss of $630,000 compared to a net loss of $597,000 for the quarter ended June 30, 2011.

Nine months ended June 30, 2012 compared to the nine months ended June 30, 2011

Revenues: Revenues for the nine months ended June 30, 2012 were $1,200,000 compared to revenues of $6,323,000 for the nine months ended June 30, 2011. For the nine months ended June 30, 2012, 84% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 16% were from sales of SuperVision units. For the nine months ended June 30, 2011, 95% of revenues were from sales of our NightHunter products to the military market.

Cost of Goods and Gross Profit: Cost of goods consist of the cost of manufacturing our NightHunter One and SuperVision products and the price that we pay to Excelitas Technologies (formerly PerkinElmer) for NightHunter 3 products that Excelitas Technologies manufactures for us.

The gross profit percentages were 38% and 45% for the nine months ended June 30, 2012 and 2011, respectively. The gross profit percentage for the nine months ended June 30, 2012 was negatively impacted by significantly lower sales.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $291,000 to $1,587,000 for the nine months ended June 30, 2012 as compared to $1,878,000 for the nine months ended June 30, 2011. The reduction is primarily attributable to decreases in compensation and benefits of $82,000, consulting expenses of $100,000, legal expenses of $44,000 and other sales and outside services expenses of $45,000, offset by an increase in non-cash compensation expenses for warrants of $25,000.

Research & Development: Research and development expenses were $588,000 for the nine months ended June 30, 2012 compared to $495,000 for the nine months ended June 30, 2011. When the Company has lower sales, production staff personnel are used for the further development of the Company’s product lines.

Net Income (Loss): Significantly lower revenues for the nine month period ended June 30, 2012 accounted for a net loss of $1,857,000 compared to net income of $377,000 for the nine-month months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company had working capital of $893,000 and a current ratio of 1.4 to 1 as compared to working capital of $3,088,000 and a current ratio of 6.1 to 1 as of September 30, 2011. Current liabilities at June 30, 2012 include notes payable of $1,522,000 that are now due on October 15, 2012 and December 31, 2012.

Our net loss of $1,857,000 for the nine months ended June 30, 2012 negatively impacted cash. Significant sources of cash provided by operating activities during the first nine months of the current year included non-cash compensation for warrants issued and modified of $30,000, non-cash compensation to consultants of $74,000, amortization of warrants for notes payable of $62,000 and a decrease in inventories of $316,000, offset by a decrease in accounts receivable of $50,000. Cash used in operating activities totaled $1,436,000 for the nine months ended June 30, 2012.

Cash flows from financing activities included the proceeds of a note payable. On March 19, 2012 the Company borrowed $500,000 with interest of $50,000 due not later than December 31, 2012. On May 22, 2012 the Company borrowed $500,000 with interest of $50,000 due not later than December 31, 2012.

Our financial statements for the three and nine months ended June 30, 2012 include an explanatory paragraph relating to our ability to continue as a going concern. Based on the amount of working capital that we had on hand on June 30, 2012 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012, which is the end of the period covered by this quarterly report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit
Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of June 30, 2012 and September 30, 2011; (2) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011; (3) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011; and (4) Notes to Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: August 14, 2012	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: August 14, 2012	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer