Form 10-K
period 2012-09-30
XENONICS HOLDINGS, INC.
filed 2012-12-21
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☑  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2012 was approximately $5,994,000.

There were 24,975,929 shares of the registrant’s common stock outstanding on December 4, 2012.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2013 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.

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

We have 15 utility and design patents issued and 5 pending applications, including 1 granted foreign patent and 3 pending foreign applications. Our illumination line of products has 9 U.S. utility and design patents issued and 1 pending U.S. application, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision product line we have 5 U.S. utility and design patents issued and 1 pending U.S. application. In addition, for our night vision product line, we have 1 granted foreign patent and 3 pending foreign applications.

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

Our Products

The NightHunter ultra-high intensity series of illumination products currently consists of three versatile compact illumination systems — NightHunter One, NightHunter ext, and NightHunter 3, which replaced the NightHunter II, all of which have been issued National Stock Numbers (NSN) by the U.S. military. The NightHunter One is the Department of Defense standard for non-lethal/escalation of force capability sets, while the NightHunter 3 has been added to the U.S. Army Table of Allowance (TOA) for crew-served weapons. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit non-visible infrared light. When used with night vision devices or low-light cameras, our NightHunter products can illuminate a target without the target knowing that it is being illuminated. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the retail prices for our ultra-high intensity products range from $3,000 to over $6,000.

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

Military Forces of the United States and Foreign Allies

Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2012, we have sold more than $50,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $700,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.

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

Manufacturing

We conduct manufacturing and final assembly operations on the NightHunter One, NightHunter ext, NightHunter 3 and SuperVision products at our headquarters in Carlsbad, California, and own all of the equipment required to manufacture and assemble these finished products. In addition, we also own all molds, schematics, and prototypes utilized by our vendors in the production of the components and sub-assemblies used in our products. We can expand our production capabilities by adding additional personnel with negligible new investment in tooling and equipment.

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

In addition to these suppliers of hand-held high intensity lighting products, we believe that other companies that use first generation xenon technology, such as Spectrolab (helicopter searchlights), Phoebus (entertainment spotlights), and Strong (entertainment spotlights) could enter our market in the future. Our strategy is to remain the recognized market and technology leader for hand held size systems thus not leaving an opening for the searchlight companies. Furthermore, during 2011 we became an approved supplier of crew served weapons light systems for the Army.

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

Intellectual Property

We have 15 utility and design patents issued and 5 pending applications, including 1 granted foreign patent and 3 pending foreign applications. Our illumination line of products has 9 U.S. utility and design patents issued and 1 pending U.S. application, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision product line we have 5 U.S. utility and design patents issued and 1 pending U.S. application. In addition, for our night vision product line, we have 1 granted foreign patent and 3 pending foreign applications.

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

During the fiscal years ended September 30, 2012 and 2011, we spent $720,000 and $709,000, respectively, on research and development.

Employees

As of September 30, 2012, we employed 15 persons. There are three officers on our executive management team, seven persons are employed in operations, one persons in engineering, one person in customer service and three persons in administrative support. We are not a party to any collective bargaining agreements.

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

Risks Related to Our Business

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended September 30, 2012 includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and require additional financing. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to generate additional revenue or obtain additional financing.

Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.

For the most recent fiscal year ended September 30, 2012, we had a net loss of $2,189,000 on revenues of $2,164,000, compared to a net loss of $92,000 on revenues of $7,179,000 for the year ended September 30, 2011. For the fiscal year ended September 30, 2010, we had a net loss of $1,781,000 on revenues of $4,397,000. For the year ended September 30, 2009, we had a net loss of $1,839,000 on revenues of $7,378,000. For the year ended September 30, 2008, we had a net loss of $1,391,000 on revenues of $10,168,000. For the year ended September 30, 2007, we had a net loss of $4,034,000 on revenues of $4,984,000. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.

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

To date, all of our revenues have been generated from the sales of our NightHunter illumination system products—the NightHunter One, NightHunter II (now discontinued), NightHunter 3 and NightHunter ext— related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illumination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to manufacture, sell and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse affect on our business and financial condition.

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

There are currently outstanding stock options and warrants entitling the holders to purchase 5,629,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting and financial performance conditions. These options and warrants have exercise prices ranging from $0.285 per share to $0.875 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently traded under the symbol “XNNH” on the OTCQB. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock.

Year ended September 30, 2012	High	Low
First Quarter	$0.38	$0.15
Second Quarter	$0.29	$0.14
Third Quarter	$0.34	$0.20
Fourth Quarter	$0.42	$0.20

Year ended September 30, 2011	High	Low
First Quarter	$0.49	$0.30
Second Quarter	$0.62	$0.43
Third Quarter	$0.48	$0.35
Fourth Quarter	$0.51	$0.32

As of September 30, 2012, there were 24,975,929 common shares outstanding and 44 shareholders of record, not including shareholders who hold their stock in “street name”.

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

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended September 30, 2012.

Recent Sales of Unregistered Securities

The Company has previously reported all equity securities that it sold during the period covered by this annual report that were not registered under the Securities Act.

Equity Compensation Plan Information

The following table summarizes as of September 30, 2012, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	805,000	$0.73	1,521,000
Equity compensation plans not approved by security holders	100,000	$0.50	—

Totals	905,000	$0.71	1,521,000

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

Trends in Our Business

The Company has not had revenue sufficient to generate net income in the last five years. In order to improve our revenue , we are focusing on improving our current products, introducing new products and expanding our customer base. In addition to an ongoing effort to improve revenue, we continually seek to lower costs wherever possible to improve our operating margin.

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

Revenue Recognition and Accounts Receivable —The Company recognizes revenue upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.

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

Results of Operations

Year ended September 30, 2012 compared to September 30, 2011

We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.

Revenues: Revenues for the year ended September 30, 2012 were $2,164,000 compared to revenues of $7,179,000 for the year ended September 30, 2011. In the year ended September 30, 2012, we sold $1,626,000 or 75% of our NightHunter products to the U.S. Government, which includes both direct sales to the military (U.S. Army and U.S. Marines) as well as domestic and international military resellers. This compares to $6,668,000 or 93% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2011. Shipments to military, law enforcement and commercial customers of our SuperVision product accounted for 25% of revenues for the year ended September 30, 2012 and 7% for the year ended September 30, 2011.

Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter One, NightHunter 3 and SuperVision products.

The gross profit percentage on revenue was 38% and 45% for the years ended September 30, 2012 and 2011, respectively. The decrease in the gross profit percentage is attributed to significantly lower sales.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $311,000 to $2,130,000 for the year ended September 30, 2012 as compared to $2,441,000 for the year ended September 30, 2011. The decrease is primarily attributable to decreases in compensation and benefits of $122,000, consulting and Board of Director expenses of $174,000, legal expenses of $79,000 and marketing and sales expenses of $50,000 offset by an increase in non-cash consulting expenses of $124,000.

Research & Development: Research and development expenses increased by $11,000 to $720,000 for the year ended September 30, 2012 as compared to $709,000 for the year ended September 30, 2011.

Other Income / Expense: For the years ended September 30, 2012 and 2011, interest expense was $162,000 and $152,000, respectively. Interest expense for both years includes amortization of warrants issued for notes payable and interest paid in cash for the loan proceeds that were received in July 2009.

For the years ended September 30, 2012 and 2011, interest income was $1,000 and $6,000, respectively.

Provision for Income Taxes: For the years ended September 30, 2012 and 2011, the provision for income tax was $2,000, which represents the minimum annual payments for state taxes.

Net Loss: Significantly lower sales offset by a reduction in expenses in the current year accounted for a net loss of $2,189,000 when compared to a net loss of $92,000 for the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have an accumulated deficit of $25,711,000 as of September 30, 2012. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.

Historically, we have invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created the accumulated deficit of $25,711,000. Our net loss of $2,189,000 negatively impacted cash. Significant sources of cash from operating activities included a decrease in accounts receivable (net of allowances) of $217,000, a decrease in inventories of $425,000,depreciation of $20,000, non-cash compensation of $228,000 and amortization of warrants for notes payable of $66,000 offset by a decrease in accounts payable of $133,000. Cash used in operating activities totaled $1,371,000. Cash flows provided by financing activities included $1,000,000 of proceeds from notes payable. There was no cash used for investing activities during the year ended September 30, 2012. Currently we do not anticipate any material capital expenditures during the fiscal year ending September 30, 2013.

As of September 30, 2012, the Company had working capital of $1,114,000 and a current ratio of 1.7 to 1 as compared to working capital of $3,088,000 and a current ratio of 6.1 to 1 as of September 30, 2011. Cash on hand at the end of the year decreased by $371,000 from the amount of cash on hand as of September 30, 2011.

As discussed in Note 9 in the Notes to Consolidated Financial Statements, the holders of two $500,000 notes have agreed to extend the due date from December 31, 2012 to January 15, 2013, while providing the Company with new loans for a total of $75,000 that are due January 15, 2013 with interest at an annual rate of 13%. The holders have also agreed to loan an additional $175,000 to the Company after the Company raises an additional $200,000. The holders will then extend the due dates for the two $500,000 loans and the new loans to October 31, 2013.

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

Based on the amount of working capital that we had on hand on September 30, 2012 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenonics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (collectively, the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has historically suffered recurring losses from operations, has a substantial accumulated deficit and has limited revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SingerLewak LLP

Irvine, California

December 21, 2012

CONSOLIDATED BALANCE SHEETS

Rounded in thousands, except par value

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$367,000	$738,000
Accounts receivable, net	58,000	273,000
Inventories	2,117,000	2,542,000
Other current assets	82,000	144,000

Total Current Assets	2,624,000	3,697,000
Equipment, furniture and leasehold improvements at cost, net	14,000	35,000
Goodwill	375,000	375,000
Other assets	17,000	116,000

Total Assets	$3,030,000	$4,223,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$281,000	$414,000
Accrued expenses	134,000	99,000
Accrued payroll and related taxes Notes payable	95,000 1,000,000	96,000 —

Total Current Liabilities	1,510,000	609,000

Notes payable, net of debt discount	525,000	459,000

Total Liabilities	2,035,000	1,068,000

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2012 and 2011; 24,976,000 shares issued as of September 30, 2012 and 2011; 24,976,000 shares outstanding as of September 30, 2012 and 2011	25,000	25,000
Additional paid-in capital	26,681,000	26,652,000
Accumulated deficit	(25,711,000)	(23,522,000)

Total Shareholders’ Equity	995,000	3,155,000

Total Liabilities and Shareholders’ Equity	$3,030,000	$4,223,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Rounded in thousands, except per share amounts

	Years ended September 30,
	2012	2011
Revenue, net	$2,164,000	$7,179,000
Cost of goods sold	1,341,000	3,982,000

Gross profit	823,000	3,197,000

Selling, general and administrative	2,130,000	2,441,000
Research and development	720,000	709,000

Income (loss) from operations	(2,027,000)	47,000

Other income (expense):
Other income	1,000	9,000
Interest income	1,000	6,000
Interest (expense)	(162,000)	(152,000)

Income (loss) before provision for income taxes	(2,187,000)	(90,000)

Income tax provision	2,000	2,000

Net income (loss)	$(2,189,000)	$(92,000)

Net loss per share:
Basic and diluted	$(0.09)	$0.00

Weighted average shares outstanding
Basic and diluted	24,976,000	25,074,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Rounded in thousands

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balances at September 30, 2010	25,621,000	$25,000	(113,000)	$(306,000)	$26,954,000	$(23,324,000)	$3,349,000
Shares purchased for cash from related party	(532,000)					(106,000)	(106,000)
Treasury stock retired	(113,000)		113,000	306,000	(306,000)		-0-
Compensation charge for warrants issued for services					4,000		4,000
Net loss						(92,000)	(92,000)

Balances at September 30, 2011	24,976,000	$25,000	-0-	$-0-	$26,652,000	$(23,522,000)	$3,155,000
Compensation charge for warrants issued for services					29,000		29,000
Net loss						(2,189,000)	(2,189,000)

Balances at September 30, 2012	24,976,000	$25,000	-0-	$-0-	$26,681,000	$(25,711,000)	$995,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rounded in thousands

	Years ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss)	$(2,189,000)	$(92,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	20,000	34,000
Provision for bad debts	(2,000)	(174,000)
Non-cash compensation for warrants issued	29,000	4,000
Non-cash compensation to consultants	199,000	100,000
Amortization of warrants for notes payable	66,000	83,000
Changes in operating assets and liabilities:
Accounts receivable	217,000	857,000
Inventories	425,000	(576,000)
Other current assets	(37,000)	22,000
Accounts payable	(133,000)	(78,000)
Accrued expenses	35,000	(27,000)
Accrued payroll and related taxes	(1,000)	(13,000)

Net cash provided by (used in) operating activities	(1,371,000)	140,000

Cash flows from financing activities:
Proceeds from notes payable	1,000,000	—
Purchase of common stock from related party	—	(107,000)

Net cash provided by (used in) financing activities	1,000,000	(107,000)

Net increase (decrease) in cash	(371,000)	33,000
Cash and cash equivalents, beginning of period	738,000	705,000

Cash and cash equivalents, end of period	$367,000	$738,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$118,000	$68,000

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

On December 14, 2004, one warrant holder of Xenonics exercised warrants to purchase 125,000 shares of Xenonics, Inc. Effective December 10, 2008 the Company repurchased these shares, thus resulting in Xenonics, Inc. becoming a wholly-owned subsidiary of the Company — see Note 10 for more details.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $25,711,000 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

The future of the Company as an operating business will depend on its ability to (1) obtain sufficient capital contributions and/or financing as may be required to sustain its operations and (2) to achieve adequate revenues from its businesses. Management’s plan to address these issues includes, (a) continued exercise of tight cost controls to conserve cash, (b) obtaining additional financing, and (c) identifying and executing on additional revenue generating opportunities.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures — The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 inputs utilize other than quoted prices included in Level 1 that are observable for the asset, either directly or indirectly, for substantially the full term of the asset. Level 2 inputs include quoted prices for similar assets in active markets, quoted prices for identical or similar assets in markets that are not active and inputs other than quoted prices that are observable in the marketplace for the asset. The observable inputs are used in valuation models to calculate the fair value for the asset.

•

Level 3 inputs are unobservable but are significant to the fair value measurement for the asset, and include situations where there is little, if any, market activity for the asset. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis — The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include long lived assets, and finite-lived intangible assets.

The Company utilized the income and cost valuation approach to determine the fair value used in its impairment analysis with an undiscounted cash flow model and a replacement cost model. The Company has determined the inputs used in such analysis as Level 3 inputs. During the year ended September 30, 2012, the Company determined that the fair value of its long lived assets and finite-lived assets exceeded their carrying values. Accordingly, the Company has not recorded any impairment charges during the year ended September 30, 2012.

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

Accounts Receivable — The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2012, there was no allowance for doubtful accounts compared to $2,000 as of September 30, 2011. The Company allows its customers to return damaged or defective products following a customary return merchandise authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of goods sold is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2012 and 2011, the Company determined that no allowance for sales returns was necessary.

Concentrations of Credit Risk — The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2012, one customer accounted for 83% of total product sales. This customer represented 62 % of accounts receivable at September 30, 2012. During the year ended September 30, 2011, three customers accounted for 84% of total product sales. One of these customers represented 62% of accounts receivable at September 30, 2011. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.

Inventories — Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. The Company provides for the possible inability to sell its inventories by providing an excess inventory reserve. As of September 30, 2012 the Company determined that a reserve of $90,000 was required. As of September 30, 2011 the Company determined that a reserve of $30,000 was required.

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

Advertising Costs — Advertising costs are expensed as incurred. For the years ended September 30, 2012 and 2011 there were no expenditures for advertising.

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

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of September 30, 2012 and September 30, 2011, the Company does not have a liability for unrecognized tax benefits. The Company concluded that there are no uncertain tax positions. There was no cumulative effect on retained earnings.

Net Income (Loss) Per Common Share — Basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.

The weighted average shares outstanding used in the calculations of net (loss) per share were as follows:

	For the years ended September 30,
	2012	2011
Shares outstanding, beginning	24,976,000	25,509,000

Weighted average shares issued (purchased)	—	(435,000)

Weighted average shares outstanding — Basic and diluted	24,976,000	25,074,000

Potential common shares not included in the calculation of net (loss) per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2012	2011
Stock options and warrants	5,629,000	6,953,000

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

4. ACCOUNTS RECEIVABLE

Accounts receivable were comprised of:

	September 30, 2012	September 30, 2011
Accounts Receivable	$58,000	$275,000
Allowance for doubtful accounts	—	(2,000)

	$58,000	$273,000

5. INVENTORIES

Inventories were comprised of:

	September 30, 2012	September 30, 2011
Raw materials	$1,359,000	$1,126,000
Work in process	138,000	282,000
Finished goods	620,000	1,134,000

	$2,117 ,000	$2,542,000

6. FIXED ASSETS

Fixed assets consist of the following:

	Estimated Useful Lives	September 30, 2012	September 30, 2011
Equipment and software	5	$120,000	$128,000
Furniture and leasehold improvements	7	67,000	67,000

		187,000	195,000
Less: accumulated depreciation and amortization		(173,000)	(160,000)

		$14,000	$35,000

Depreciation expense was $20,000 and $34,000 for the years ended September 30, 2012 and 2011, respectively.

7. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as discussed in Note 10 below. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of September 30, 2012, the Company determined that no such impairment indicators exist.

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and was amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. For the years ended September 30, 2012 and 2011 the Company recorded amortization of $66,000 and $83,000, respectively.

On December 7, 2011 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2012. In conjunction with the amendment, the Company amended the warrants issued with the original notes to lower the exercise price from $0.65 per share to $0.40 per share. The Company evaluated these amendments under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendments were not significant and were therefore treated as debt modification. As a result, the Company recognized additional compensation expense of $5,000 for the year ended September 30, 2012.

On March 19, 2012 the Company agreed (1) to reduce the exercise price of warrants to purchase a total of 525,000 shares of the Company’s common stock from $0.40 to $0.285 per share and (2) to extend the expiration date of those warrants from July 15, 2014 to July 15, 2017. As a result, the Company recognized additional compensation expense of $26,000 for the year ended September 30, 2012.

On March 19, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is secured by a first lien security interest in all of the Company’s assets and is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest must be paid on the loan

On May 22, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was prepaid on the loan and will be amortized over the term of the loan.

On October 15, 2012 the Company and the holders of the promissory notes for $525,000 agreed to amend the due date to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “ Debt—Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

On December 20, 2012 the Company and the holders of the two promissory notes of $500,000 agreed to amend the due date to January 15, 2013. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and were therefore treated as debt modification.

On December 20, 2012 the Company borrowed $75,000 under the terms of promissory notes with interest at an annual rate of 13%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and are due no later than January 15, 2013.

Notes Payable	September 30, 2012	September 30, 2011
Secured note payable maturing in January 15, 2013 bearing interest of $50,000	$500,000	—

Purchase order note payable maturing in January 15, 2013 bearing interest of $50,000	500,000	—

Total short-term debt obligations	$1,000,000	$—

Unsecured notes payable, maturing in October 2013, bearing interest at 13% per annum (net of unamortized debt discount of $-0- as of September 30, 2012 and $66,000 as of September 30, 2011)	$525,000	$459,000

Total long-term obligations	$525,000	$459,000

Future payments under long-term obligations as of September 30, 2012 are as follows:

2014	$525,000

Total	$525,000

10. MINORITY INTEREST

On December 14, 2004, one warrant holder exercised warrants to purchase 125,000 shares of Xenonics, Inc. resulting in Xenonics Holdings, Inc. owning 98.6% of the issued and outstanding capital stock of Xenonics, Inc. On December 10, 2008 the Company repurchased the minority interest in exchange for 275,000 shares of the Company, with a guaranteed value on December 10, 2009 of $375,000.

11. SHAREHOLDERS’ EQUITY

The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.

On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the year ended September 30, 2012, $199,000 was recorded as selling, general and administrative expense compared to $99,000 for the year ended September 30, 2011.

On December 7, 2010 the Company announced the purchase of 534,000 shares of its common stock for $107,000 or $0.20 per share from director, Robert F. Buie, who resigned from the Board for personal reasons.

During the year ended September 30, 2011 the Company retired 113,000 of its common shares that had previously been designated as treasury shares.

12. STOCK OPTIONS AND WARRANTS

Stock Options — The Company accounts for all share-based payments to employees, including grants of employee stock options, based on their fair values and classifies all stock-based compensation as selling, general and administrative expenses.

In July 2003, the Company’s Board of Directors adopted a stock option plan. Under the 2003 Option Plan, options to purchase up to 1,500,000 new shares of common stock are available for issuance to employees, directors, and outside consultants. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2003 Option Plan have vesting periods ranging from immediate to ten years.

In December 2004, the Company’s Board of Directors adopted a 2004 stock option plan. The Company may issue up to 1,500,000 new shares of common stock under the 2004 plan and no person may be granted awards during any twelve-month period that cover more than 300,000 shares of common stock. Each option is exercisable as set forth in the documents evidencing the option, however, no option shall have a term in excess of ten years from the grant date. Options outstanding under the 2004 stock option plan have vesting periods ranging from immediate to five years.

A summary of the Company’s stock option activity for both plans as of September 30, 2012 and 2011, and changes during the years then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	* Aggregate Intrinsic Value
Outstanding at October 1, 2010	1,813,000	$0.76	4.05
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(1,008,000)	$0.77

Outstanding at September 30, 2011	805,000	$0.73	2.30	—
Granted	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at September 30, 2012	805,000	$0.73	1.30	—

Exercisable at September 30, 2012	805,000	$0.73	1.30	—

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.40 at September 30, 2012.

There were no non-vested stock options as of September 30, 2012 and 2011. All outstanding stock options as of September 30, 2012 were vested.

As of September 30, 2012, there was no unrecognized compensation cost related to non-vested performance-based compensation arrangements granted under the stock options plans.

There was no compensation expense related to outstanding stock options for the years ended September 30, 2012 and 2011.

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2012:

		Options Outstanding At September 30, 2012		Options Exercisable At September 30, 2012
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.65	505,000	1.58	$0.65	505,000	$0.65
$0.875	300,000	0.83	$0.875	300,000	$0.875

	805,000	1.30	$0.73	805,000	$0.73

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

On October 15, 2012 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes.

A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2012		2011
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding-beginning of period	6,148,000	$1.18	7,148,000	$1.32
Issued	—	—	—	—
Exercised	—	—	—	—
Canceled/Forfeited	(1,324,000)	$2.95	(1,000,000)	$2.15

Outstanding-end of period	4,824,000	$0.59	6,148,000	$1.18

Exercisable-end of period	4,824,000	$0.59	5,462,000	$0.92

Total compensation expense related to outstanding warrants for the years ended September 30, 2012 and 2011 was $26,000 and $4,000, respectively.

The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2012:

	Warrants Vested and Exercisable at September 30, 2012
Range of Exercise Prices	Number Vested and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.285	724,000	2.28	$0.285
$0.50	100,000	2.11	$0.50
$0.65	4,000,0000	3.03	$0.65

	4,824,000	2.90	$0.59

13. INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded there are no uncertain tax positions. As a result, there was no cumulative effect on retained earnings.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2008 through 2011 remain open for state and federal examination. As of September 30, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The provision for income taxes is summarized below:

	For the years ended September 30,
	2012	2011
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(784,000)	(96,000)
State	(163,000)	(40,000)

	(947,000)	(136,000)
Valuation allowance	947,000	136,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended September 30,
	2012	2011
Inventory reserve	$36,000	$12,000
Deferred lease liability	12,000	16,000
Allowance for doubtful accounts	—	1,000
Stock compensation expense	874,000	874,000
Warrant expense	399,000	388,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	11,000	(1,000)
R&D credit	865,000	778,000
Other	56,000	53,000
Net operating loss carry-forwards	7578,000	6,763,000

	9,832,000	8,885,000
Valuation allowance	(9,832,000)	(8,885,000)

Net deferred tax asset	$—	$—

As of September 30, 2012, the Company had federal and state net operating loss (NOL) carry-forwards of $19,347,000 and $17,134,000, respectively, which begin to expire in 2012 for federal tax purposes and 2014 for state purposes. A valuation allowance of $(9,832,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended September 30,
	2012	2011
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8	5.8
Change in valuation allowance	(43.2)	(148.5)
R&D credit carry-forward	4.0	129.9
Other	(0.7)	(22.9)

	(0.1)%	(1.7)%

14. SAVINGS PLAN

On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2012 and 2011, the Company made no matching contributions.

15. COMMITMENTS AND CONTINGENCIES

Leases — The Company moved into new facilities in January 2009, under the terms of a new lease that expires in March 2014. The new lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $210,000 and $210,000 for the years ended September 30, 2012 and 2011, respectively.

Minimum future cash obligations for the new lease total $229,000 and $117,000 for the years ending September 30, 2013 and 2014, respectively.

Employment Agreements — Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under their employment agreements, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. On December 15, 2010, the Board of Directors approved an amendment to both agreements to provide that either party can terminate the agreement with 30 days written notice, however, in the event of termination by Xenonics without cause, the benefits of the agreements will continue for 36 months after notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. As of September 30, 2012 the base compensation for each of the two officers was $228,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.

The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.

16. SUBSEQUENT EVENTS

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that the only subsequent events that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements are the amendments to the outstanding notes payable and new loans described in Note 9 above.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012, which is the end of the period covered by this annual report.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

The information required is incorporated herein by reference to the issuer’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of Xenonics Holdings, Inc. filed on December 18, 2008).

10.3	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.4	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.6	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.14	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.15	Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.16	Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.17	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.18	Form of Loan Extension Agreement dated as of December 20, 2012 between Xenonics Holdings, Inc. and Note Holders.

10.19	Form of Promissory Note dated as of December 20,2012.

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2012 and 2011; (2) Consolidated Statements of Operations for the years ended September 30, 2012 and 2011; (3) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012 and 2011; (4) Consolidated Statements of Cash Flows for years ended September 30, 2012 and 2011; and (5) Notes to Condensed Financial Statements.**

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

	By:	/s/ Alan P. Magerman
Date: December 21, 2012		Alan P. Magerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 21, 2012

/s/ Jeffrey P. Kennedy Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 21, 2012

/s/ Richard S. Kay Richard S. Kay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 21, 2012

/s/ Allen K. Fox Allen K. Fox	Director	December 21, 2012

/s/ Brad J. Shapiro Brad J. Shapiro	Director	December 21, 2012