Form 10-K/A
period 2012-09-30
XENONICS HOLDINGS, INC.
filed 2013-01-28
CIK 1289550

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☑  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $5,658,000.

There were 24,975,929 shares of the registrant’s common stock outstanding on January 24, 2013.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from the Company’s Form 10-K as originally filed on December 21, 2012. Except as otherwise expressly set forth in this amendment, no portion of the Form 10-K filed on December 21, 2012 is being amended or updated by this amendment and this amendment does not reflect events that occurred after December 21, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The directors and executive officers of the Company are as follows:

Name	Age	Position
Alan P. Magerman	77	Chairman of the Board of Directors and
		Chief Executive Officer

Jeffrey P. Kennedy	58	Director, President and Chief Operating Officer

Richard S. Kay	70	Chief Financial Officer, Secretary and Treasurer

Allen K. Fox	76	Director

Brad J. Shapiro	58	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Alan P. Magerman. Mr. Magerman, age 77, founded Xenonics, Inc. in November 1996, and has been Chairman of Xenonics Holdings, Inc. since its acquisition of Xenonics, Inc. in July 2003. He served as Chief Executive Officer of Xenonics Holdings, Inc. from July 2003 through April 2005 and has served as our Chief Executive Officer from February 2009 to the present. Prior to founding Xenonics, Mr. Magerman was a founder and former chairman of Odyssey Sports, Inc., a privately held company engaged in the development and distribution of golf clubs from 1990 through 1995. Mr. Magerman was a consultant and director of NTN Communications, Inc. (NTN), a publicly held broadcasting and cable television company, from 1984 through 1997.

Mr. Magerman’s diverse business experience provides him with a wide range of expertise that is valuable to the Board of Directors in confronting various business-related challenges and opportunities.

Jeffrey P. Kennedy. Mr. Kennedy, age 58, has been a director and the President and Chief Operating Officer of Xenonics, Inc. since June 1997. Mr. Kennedy has held the same positions with Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Prior to joining Xenonics, Inc., Mr. Kennedy held a variety of management positions with Mobil Corporation, including General Manager of the Mobil Chemical Plastics Division. He was educated at the University of Maine, receiving a BS degree in chemistry and an MS degree in chemical engineering.

As our President and Chief Operating Officer, Mr. Kennedy has extensive knowledge about the Company which provides a valuable resource for the Board of Directors in connection with its decisions about the operations and future direction of the Company.

Richard S. Kay. Mr. Kay, age 70, joined Xenonics in May 2007 and has been the Chief Financial Officer, Secretary and Treasurer of Xenonics, Inc. since then. From February 2001 through October 2006 he held the position of Chief Executive Officer of Pacer Technology. Mr. Kay graduated from the University of Wisconsin – Milwaukee with a BBA and majored in Accounting and Military Science. Early in his career he worked as a CPA in Wisconsin and California.

Allen K. Fox. Mr. Fox, age 76, has been managing personal finances and providing consulting work for several public companies since 1995, and was elected as a director of the Company on July 1, 2010. Mr. Fox has also served as a director and/or officer for several charitable organizations during the last 40 years. He co-founded Odyssey Sports Co. in 1990 and was a director and an officer of that company. The company was sold in 1995. Mr. Fox also co-founded NYSE education company, Career Com, Corp. in 1969. He was a director and officer and sold his interest in 1989. From 1960 to 1969 he was a partner with an accounting firm. Mr. Fox graduated from Temple University in 1958.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2012, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth the compensation for the fiscal years ended September 30, 2012 and September 30, 2011 for services rendered to us (including our subsidiary, Xenonics, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan P. Magerman
Chairman of the Board and	2012	$249,598	(1)	—	—	—	—	—	—	$249,598
Chief Executive Officer	2011	$241,034	(2)	$12,500	—	—	—	—	—	$253,534

Jeffrey P. Kennedy
Chief Operating Officer,	2012	$247,746	(3)	—	—	—	—	—	—	$247,746
President and Director	2011	$261,037	(4)	$12,500	—	—	—	—	—	$273,537

Richard S. Kay	2012	$150,000		—	—	—	—	—	—	$150,000
Chief Financial Officer	2011	$150,000		$5,000	—	—	—	—	—	$155,000

(1)	Includes $23,470 for vacation pay benefits paid for days accrued.
(2)	Includes $21,948 for vacation pay benefits paid for days accrued.
(3)	Includes $21,617 for vacation pay benefits paid for days accrued.
(4)	Includes $41,951 for vacation pay benefits paid for days accrued.

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

The following table sets forth information concerning the compensation paid to our non-employee directors during our fiscal year ended September 30, 2012 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen K. Fox	$8,000					—	$8,000
Brad J. Shapiro	$10,000						$10,000

Stock Option Grants

The following table sets forth information as of September 30, 2012 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2012

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 24, 2013 by (1) each person who is known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our current directors and director nominees, (3) the executive officers listed above in the Summary Compensation Table, and (4) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after January 24, 2013 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after January 24, 2013.

Name of Beneficial Owner	Amount of Common Stock & Nature of Beneficial Ownership(1)		Percent of Ownership of Common Stock
Alan P. Magerman	610,758	(2)	2.4%

Jeffrey P. Kennedy	756,600	(3)	3.0%

Richard S. Kay	85,000	(4)	*

Allen K. Fox	138,000	(5)	*

Brad J. Shapiro	539,245	(6)	2.2%

All current executive officers and directors as a group (5 persons)	2,129,603	(7)	8.6%

*	Less than 1.0%
(1)	The number of shares of common stock issued and outstanding on January 24, 2013 was 24,975,929 shares.
(2)	Includes 350,000 shares that Alan P. Magerman, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.
(3)	Includes 275,000 shares that Jeffrey P. Kennedy, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.
(4)	Includes 65,000 shares that Richard S. Kay, an officer of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options.
(5)	Includes 20,000 shares that Allen K. Fox, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to stock options, plus 18,000 shares owned by his wife.
(6)	Includes the following shares with respect to which Brad J. Shapiro, a director of Xenonics Holdings, Inc., has shared voting and investment power: (i) 52,500 shares held by a trust for the benefit of Mr. Shapiro’s sister and for which Mr. Shapiro serves as a trustee; (ii) 369,245 shares held by three trusts for the benefit of Mr. Shapiro’s mother and for which Mr. Shapiro serves as a trustee; and (iii) 20,000 shares Mr. Shapiro has the right to acquire pursuant to stock options.

(7)	Includes 730,000 shares that our current executive officers and directors have the right to acquire pursuant to stock options and warrants.

Equity Compensation Plan Information

The following table provides information as of September 30, 2012 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	805,000	$0.73	1,521,000

Equity compensation plans not approved by security holders	100,000	$0.50	—

Total	905,000	$0.71	1,521,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company had not adopted as of September 30, 2012, without the approval of security holders, any equity compensation plan under which securities of the issuer are authorized for issuance.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees billed to us by SingerLewak LLP with respect to our 2012 and 2011 fiscal years were as follows:

	2012	2011
Audit Fees	$80,000	$80,000
Audit-Related Fees	45,000	45,000
Tax Fees	—	—
All Other Fees	—	—

Total	$125,000	$125,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of Xenonics Holdings, Inc. filed on December 18, 2008).

10.3	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.4	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.6	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.14	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.15	Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.16	Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.17	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.18	Form of Loan Extension Agreement dated as of December 20, 2012 between Xenonics Holdings, Inc. and Note Holders (incorporated by reference to Exhibit 10.18 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).

10.19	Form of Promissory Note dated as of December 20, 2012 (incorporated by reference to Exhibit 10.19 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).

10.20	Agreement dated as of January 22, 2013 among Xenonics Holdings, Inc. and the lenders named is such agreement regarding certain loans and loan extensions.

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP (incorporated by reference to Exhibit 23.1 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 LLP (incorporated by reference to Exhibit 32.1 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).

101	The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2012 and 2011; (2) Consolidated Statements of Operations for the years ended September 30, 2012 and 2011; (3) Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012 and 2011; (4) Consolidated Statements of Cash Flows for years ended September 30, 2012 and 2011; and (5) Notes to Condensed Financial Statements (incorporated by reference to Exhibit 101 to the Annual Report of Xenonics Holdings, Inc. filed on December 21, 2012).**

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.
**	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

Date: January 28, 2013	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chief Executive Officer