Form 10-Q
period 2012-12-31
XENONICS HOLDINGS, INC.
filed 2013-02-14
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

or

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

The registrant had 24,975,929 shares of common stock outstanding as of February 1, 2013.

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012	September 30, 2012
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$49,000	$367,000
Accounts receivable, net	10,000	58,000
Inventories	2,173,000	2,117,000
Other current assets	68,000	82,000

Total Current Assets	2,300,000	2,624,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $176,000 and $173,000	11,000	14,000
Goodwill	375,000	375,000
Other assets	17,000	17,000

Total Assets	$2,703,000	$3,030,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$440,000	$281,000
Accrued expenses	91,000	134,000
Accrued payroll and related taxes	68,000	95,000
Notes payable, net of debt discount	1,508,000	1,000,000

Total Current Liabilities	2,107,000	1,510,000
Notes payable	—	525,000

Total Liabilities	2,107,000	2,035,000

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2012 and September 30, 2012; 24,976,000 shares issued and outstanding as of December 31, 2012 and September 30, 2012	25,000	25,000
Additional paid-in capital	26,776,000	26,681,000
Accumulated deficit	(26,205,000)	(25,711,000)

Total Shareholders’ Equity	596 ,000	995,000

Total Liabilities and Shareholders’ Equity	$2,703,000	$3,030,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2012	2011
Rounded in thousands, except per share amounts	(unaudited)
Revenues	$157,000	$325,000
Cost of goods sold	74,000	231,000

Gross profit	83,000	94,000
Selling, general and administrative	416,000	526,000
Research and development	119,000	181,000

Income (loss) from operations	(452,000)	(613,000)
Other income/(expense):
Interest (expense)	(40,000)	(38,000)

Income (loss) before provision for income taxes	(492,000)	(651,000)
Income tax provision	2,000	2,000

Net income (loss)	$(494,000)	$(653,000)

Net income (loss) per share:
Basic and fully-diluted	$(0.02)	$(0.03)
Weighted average shares outstanding:
Basic and fully-diluted	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2012	2011
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(494,000)	$(653,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,000	9,000
Non-cash compensation to consultants	—	24,000
Amortization of debt discount	3,000	21,000
Changes in operating assets and liabilities:
Accounts receivable	48,000	245,000
Inventories	(56,000)	42,000
Other current assets	14,000	3,000
Accounts payable	159,000	(124,000)
Accrued expenses	(43,000)	(9,000)
Accrued payroll and related taxes	(27,000)	(16,000)
Accrued income taxes	—	2,000

Net cash provided by (used in) operating activities	(393,000)	(456,000)

Cash flows from financing activities:
Proceeds from notes payable	75,000	—

Net cash provided by financing activities	75,000	—

Net (decrease) increase in cash	(318,000)	(456,000)
Cash, beginning of period	367,000	738,000

Cash, end of period	$49,000	$282,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$17 ,000	$17,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2012 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At this time the Company has not yet received pending substantial purchase orders for its products to cover its operating costs and meet its obligations as they become due, which raises doubt about its ability to continue as a going concern.

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other “. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In July 2012, the FASB issued authoritative guidance included in ASC Topic 350, “Intangibles—Goodwill and Other.” This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired, as a basis for determining whether it is necessary to perform the quantitative impairment test described in FASB ASC Topic 350, “ Intangibles—Goodwill and Other.” This guidance is effective for the Company for its annual impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding were less than the average stock price for the period. For the three months ended December 31, 2012, the number of stock options and warrants excluded was 6,154,000. For the three months ended December 31, 2011, the number of stock options and warrants excluded was 6,953,000.

5. INVENTORIES

Inventories were comprised of :

	December 31, 2012	September 30, 2012
	(unaudited)
Raw materials	$1,350,000	$1,359,000
Work in process	199,000	138,000
Finished goods	624,000	620,000

	$2,173,000	$2,117,000

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of an amendment to the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. Because the debt discount had already been fully amortized, for the three months ended December 31, 2012 the Company did not record any amortization. For the three months ended December 31, 2011 the Company recorded amortization of $21,000.

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

On May 22, 2012 the Company borrowed an additional $500,000 under the terms of a promissory note. Repayment of the promissory note is due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was prepaid on the loan and will be amortized over the term of the loan.

On October 15, 2012 the Company and the holders of the promissory notes totaling $525,000, agreed to amend the maturity dates to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield of 0%. The value assigned to the warrants issued in conjunction with the amendment of the notes payable will be recorded as a debt discount and amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “ Debt—Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt. The extinguishment of the debt had an insignificant impact on the condensed statement of operations for the period ended December 31, 2012.

On December 20, 2012 the Company and the holders of the two promissory notes totaling $1,000,000 agreed to amend the due dates to January 15, 2013. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as debt modification.

On December 20, 2012 the Company borrowed $75,000 under the terms of promissory notes with interest at an annual rate of 13%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and were due no later than January 15, 2013.

On January 23, 2013, the Company entered into an Agreement dated as of January 22, 2013 and closed the transactions contemplated by the Agreement. Pursuant to the Agreement:

•

The maturity date of the two $500,000 loans to the Company, and secured by substantially all of the Company’s assets, was extended from January 15, 2013 to October 31, 2013 and the interest rate on each loan was increased to 13% per annum. In conjunction with the amendment, the Company granted and issued 400,000 warrants with an exercise price of $0.14 and valued the warrants at $49,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.15, the volatility was estimated at 137%, the life of the warrants was 5 years, the risk free rate was 0.76% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as debt modification;

•	The Company repaid in full the $75,000 promissory notes, and

•

The Company borrowed additional funds in the aggregate principal amount of $450,000, for which repayment is secured by substantially all of the assets of the Company, and bears interest at the rate of 13% per annum, and are repayable in full on October 31, 2013. In connection with the notes payable transaction, the Company granted and issued 450,000 warrants with an exercise price of $0.14 and valued the warrants at $55,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.15, the volatility was estimated at 137%, the life of the warrants was 5 years, the risk free rate was 0.76% and the dividend yield of 0%. The value assigned to the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the nine-month life of the notes.

Notes Payable	December 31, 2012	September 30, 2012
Secured note payable maturing on October 31, 2013 bearing interest of $50,000	$500,000	$500,000
Secured note payable maturing on October 31, 2013, bearing interest at 13% per annum	75,000	—
Secured note payable maturing on October 31, 2013 bearing interest of $50,000	500,000	500,000
Unsecured notes payable, maturing in October 2013, bearing interest at 13% per annum, net of debt discount of $92,000	433,000	—

Total short-term debt obligations	$1,508,000	$1,000,000

Unsecured notes payable, maturing in October 2013, bearing interest at 13% per annum	$—	$525,000

Total long-term obligations	$—	$525,000

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the three months ended December 31, 2012 and 2011.

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

A summary of the Company’s stock option activity as of December 31, 2012, and changes during the three months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2012	805,000	$0.73	1.30
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—

Outstanding at December 31, 2012	805,000	$0.73	1.05	$—

Exercisable at December 31, 2012	805,000	$0.73	1.05	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.15 at December 31, 2012.

There were no non-vested stock options as of December 31, 2012.

There was no compensation expense related to outstanding options for the three months ended December 31, 2012 and 2011.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At December 31, 2012 and 2011, 5,349,000 and 6,098,000 warrants were outstanding and 5,349,000 and 5,412,000 warrants were vested, respectively.

There was no compensation expense related to outstanding warrants for the three months ended December 31, 2012 and 2011.

Common stock – On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. Because the value of the common stock had already been fully amortized, for the three months ended December 31, 2012 the Company did not record any expense. For the three months ended December 31, 2011, $24,000 was recorded as selling, general and administrative expense.

9. INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2012 and September 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of December 31, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2012, deferred income tax assets and the corresponding valuation allowance decreased by $6,000.

The Company’s 2013 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2013 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2012 effective rate and statutory rate is primarily due to the utilization of net operating losses.

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

12. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2012, the Company determined that no such impairment indicators exist.

13. SUBSEQUENT EVENTS

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that the only subsequent events that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements are the amendments to the outstanding notes payable and new loans described in Note 7 above and the fact that on January 7, 2013, the Company extended its operating facility lease through March 31, 2019. The lease requires initial monthly payments of $17,000 with a provision for 3.5% annual increases.

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

Results of Operations

Three-months ended December 31, 2012 compared to the three-months ended December 31, 2011

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended December 31, 2012 were $157,000 compared to revenues of $325,000 for the quarter ended December 31, 2011. In the quarter ended December 31, 2012, 45% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 55% were from sales of SuperVision units. In the quarter ended December 31, 2011, 65% of revenues were to the military market and 35% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the cost of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 53% and 29% for the quarters ended December 31, 2012 and 2011, respectively. The gross profit percentage for the quarter ended December 31, 2012 was positively impacted by the sales mix.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $110,000 to $416,000 for the quarter ended December 31, 2012 as compared to $526,000 for the quarter ended December 31, 2011. The decrease is primarily attributed to the reduction in compensation and benefits of $46,000, in non-cash consulting services of $25,000, in Board of Director expenses of $20,000 and in travel, trade show and marketing expenses of $18,000.

Research & Development: Research and development expenses decreased by $62,000 to $119,000 for the quarter ended December 31, 2012 compared to $181,000 for the quarter ended December 31, 2011. During the first three months of the current year the Company had fewer production staff personnel that had been used for the further development of the Company’s product lines.

Other Income (Expense): For the quarter ended December 31, 2012 interest and other expenses were $40,000 compared to $38,000 of interest and other expenses for the quarter ended December 31, 2011.

Net Income (Loss): Despite lower revenues, reductions in operating expenses in the current quarter accounted for the net loss of $494,000 compared to the net loss of $653,000 for the quarter ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2012, the Company had working capital of $193,000 and a current ratio of 1.1 to 1 as compared to working capital of $1,114,000 and a current ratio of 1.7 to 1 as of September 30, 2012. Current liabilities at December 31, 2012 include notes payable of $1,075,000 that were due on January 15, 2013. Subsequent amendments to the outstanding notes payable and new loans are described in Note 7 of the unaudited condensed financial statements.

Our net loss of $494,000 for the three months ended December 31, 2012 negatively impacted cash. Significant sources of cash provided by operating activities during the first three months of the current year included a decrease in accounts receivable of $48,000 and an increase in accounts payable of $159,000, offset by an increase in inventories of $56,000 and decreases in accrued payroll and related taxes of $27,000 and accrued expenses of $43,000. Cash used in operating activities totaled $393,000 for the three months ended December 31, 2012.

Based on the amount of working capital that we had on hand on December 31, 2012 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012, which is the end of the period covered by this quarterly report.

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

XENONICS HOLDINGS, INC.

Date: February 14, 2013	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: February 14, 2013	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer