Form 10-Q
period 2013-03-31
XENONICS HOLDINGS, INC.
filed 2013-05-15
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The registrant had 24,975,929 shares of common stock outstanding as of May 3, 2013.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2013	2012
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$307,000	$367,000
Accounts receivable	343,000	58,000
Inventories	1,732,000	2,117,000
Other current assets	51,000	82,000

Total Current Assets	2,433,000	2,624,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $180,000 and $173,000	18,000	14,000
Goodwill	375,000	375,000
Other assets	17,000	17,000

Total Assets	$2,843,000	$3,030,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$343,000	$281,000
Accrued expenses	162,000	134,000
Accrued payroll and related taxes	96,000	95,000
Notes payable, net of debt discount	1,836,000	1,000,000

Total Current Liabilities	2,437,000	1,510,000
Notes payable	—	525,000

Total Liabilities	2,437,000	2,035,000

Commitments and contingencies (Note 11)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2013 and September 30, 2012; 24,976,000 shares issued and outstanding as of March 31, 2013 and September 30, 2012	25,000	25,000
Additional paid-in capital	26,879,000	26,681,000
Accumulated deficit	(26.498,000)	(25,711,000)

Total Shareholders’ Equity	406,000	995,000

Total Liabilities and Shareholders’ Equity	$2,843,000	$3,030,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Rounded in thousands, except per share amounts	(unaudited)		(unaudited)
Revenues	$961,000	$473,000	$1,118,000	$798,000
Cost of goods sold	505,000	257,000	580,000	488,000

Gross profit	456,000	216,000	538,000	310,000
Selling, general and administrative	468,000	534,000	884,000	1,060,000
Research and development	108,000	215,000	227,000	397,000

Income (loss) from operations	(120,000)	(533,000)	(573,000)	(1,147,000)
Other income/(expense):
Interest (expense)	(173,000)	(41,000)	(212,000)	(78,000)

Income (loss) before provision for income taxes	(293,000)	(574,000)	(785,000)	(1,225,000)
Income tax provision	—	—	2,000	2,000

Net income (loss)	$(293,000)	$(574,000)	$(787,000)	$(1,227,000)

Net income (loss) per share:
Basic	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Fully-diluted	$(0.01)	$(0.02)	$(0.03)	$(0.05)
Weighted average shares outstanding:
Basic	24,976,000	24,976,000	24,976,000	24,976,000
Fully diluted	24,976,000	24,976,000	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2013	2012
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(787,000)	$(1,227,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	6,000	15,000
Provision for bad debts	—	(2,000)
Non-cash compensation for warrants issued and modified	—	26,000
Non-cash compensation to consultants	—	50,000
Amortization of warrants for notes payable	58,000	42,000
Changes in operating assets and liabilities:
Accounts receivable	(285,000)	200,000
Inventories	385,000	252,000
Other current assets	32,000	9,000
Accounts payable	62,000	(137,000)
Accrued expenses	28,000	(24,000)
Accrued payroll and related taxes	1,000	11,000

Net cash (used in) operating activities	(500,000)	(785,000)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	(10,000)	—

Net cash (used in) investing activities	(10,000)	—

Cash flows from financing activities:
Proceeds of note payable	450,000	500,000

Net cash provided by financing activities	450,000	500,000

Net (decrease) in cash	(60,000)	(285,000)
Cash, beginning of period	367,000	738,000

Cash, end of period	$307,000	$453,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$2,000
Cash paid during the period for interest	$68,000	$34,000

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued authoritative accounting guidance included in ASC Topic 350, “Intangibles—Goodwill and Other”. This guidance amends the requirements for goodwill impairment testing. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then performing the two-step impairment test is unnecessary. This guidance is effective for the Company for its annual goodwill impairment testing for the year ending September 30, 2013. The Company does not expect this guidance to have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was greater than the average stock price for the period. For the three and six months ended March 31, 2013, the number of stock options (not including performance options) and warrants excluded was 6,199,000. For the three and six months ended March 31, 2012, the number of stock options and warrants excluded was 6,243,000.

5. INVENTORIES

Inventories were comprised of :

	March 31, 2013	September 30, 2012
	(unaudited)
Raw materials	$1,063,000	$1,359,000
Work in process	98,000	138,000
Finished goods	571,000	620,000

	$1,732,000	$2,117,000

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 5 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. Because the debt discount had already been fully amortized, for the three and six months ended March 31, 2013 the Company did not record any amortization for this transaction. For the three and six months ended March 31, 2012 the Company recorded amortization of $21,000 and $42,000, respectively.

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

On March 19, 2012 the Company borrowed $500,000 under the terms of a promissory note. Repayment of the promissory note is secured by a first lien security interest in all of the Company’s assets and was due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was required to be paid on the loan.

On May 22, 2012 the Company borrowed an additional $500,000 under the terms of a promissory note. Repayment of the promissory note was due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was prepaid on the loan and was to be amortized over the term of the loan.

On October 15, 2012 the Company and the holders of the promissory notes totaling $525,000, agreed to amend the maturity dates to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield of 0%. The value assigned to the warrants issued in conjunction with the amendment of the notes payable will be recorded as a debt discount and amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “Debt—Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt. The extinguishment of the debt had an insignificant impact on the condensed statement of operations for the period ended March 31, 2013.

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

Notes Payable

	March 31, 2013	September 30, 2012
Secured note payable maturing on October 31, 2013 bearing interest at 13% per annum, net of debt discount of $18,000	$482,000	$500,000
Secured note payable maturing on October 31, 2013, bearing interest at 13% per annum, net of debt discount of $41,000	409,000	—
Secured note payable maturing on October 31, 2013 bearing interest at 13%, net of debt discount of $18,000	482,000	500,000
Unsecured notes payable, maturing on October 15, 2013, bearing interest at 13% per annum, net of debt discount of $62,000	463,000	—

Total short-term debt obligations	$1,836,000	$1,000,000

Unsecured notes payable, maturing in October 2013, bearing interest at 13% per annum	$—	$525,000

Total long-term obligations	$—	$525,000

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were 2,305,000 performance options granted during the six months ended March 31, 2013, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2013, not including the non-cash charge for these options. There were no options granted during the six months ended March 31, 2012.

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

A summary of the Company’s stock option activity as of March 31, 2013, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2011	805,000	$0.73	2.3
Granted	2,305,000	$0.18
Exercised	—	—
Forfeited, Expired or Cancelled	(805,000)	$0.73

Outstanding at March 31, 2013	2,305,000	$0.18	4.9	$—

Exercisable at March 31, 2013	—	—	—	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.18 at March 31, 2013.

There were 2,305,000 non-vested stock options as of March 31, 2013.

There was no compensation expense related to outstanding options for the three and six months ended March 31, 2013 and 2012.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At March 31, 2013 and 2012, 6,199,000 and 5,438,000 warrants were outstanding and 6,199,000 and 5,131,000 warrants were vested, respectively.

There was no compensation expense related to outstanding warrants for the three and six months ended March 31, 2013. Compensation expense related to outstanding warrants for the three and six months ended March 31, 2012 was $26,000.

Common stock – On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. Because the value of the common stock had been fully amortized, for the three and six months ended March 31, 2013 the Company did not record any expense. For the three and six months ended March 31, 2012 $25,000 and $50,000, respectively, was recorded as selling, general and administrative expense.

9. INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2013 and September 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of March 31, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended March 31, 2013, deferred income tax assets and the corresponding valuation allowance increased by $108,000.

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

12. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2013, the Company determined that no such impairment indicators exist.

13. SUBSEQUENT EVENTS

On May 15, 2013, the Company announced that it has received purchase orders valued at a total of approximately $1.2 million from Aardvark Tactical, Inc. (ATI) for the Company’s NightHunter high-intensity illumination devices to be included in ATI’s non-lethal force protection kits for the U.S. Marine Corp. Shipments are scheduled to begin in June and to be completed by September 2013.

Management evaluated all other activity through the date that the consolidated financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements.

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

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended March 31, 2013 were $961,000 compared to revenues of $473,000 for the quarter ended March 31, 2012. In the quarter ended March 31, 2013, 98% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended March 31, 2012, 94% of revenues were from sales of our NightHunter products to the military.

Cost of Goods and Gross Profit: Cost of goods consist of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 47% and 46% for the quarters ended March 31, 2013 and 2012, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $65,000 to $468,000 for the quarter ended March 31, 2013 as compared to $534,000 for the quarter ended March 31, 2012. The decrease is primarily attributed to the reductions in compensation and benefits of $67,000.

Research & Development: Research and development expenses decreased by $107,000 to $108,000 for the quarter ended March 31, 2013 compared to $215,000 for the quarter ended March 31, 2012. During the quarter ended March 31, 2013, the Company had fewer production staff personnel that had been used for the further development of the Company’s product lines.

Other Income (Expense): For the quarter ended March 31, 2013 interest expense was $173,000 compared to $41,000 of interest expense for the quarter ended March 31, 2012. The increase of $132,000 is attributed to the additional notes payable.

Net Income (Loss): Higher revenues in the quarter ended March 31, 2013 account for net loss of $293,000 compared to a net loss of $574,000 for the quarter ended March 31, 2012.

Six months ended March 31, 2013 compared to the six months ended March 31, 2012

Revenues: Revenues for the six months ended March 31, 2013 were $1,118,000 compared to revenues of $798,000 for the six months ended March 31, 2012. For the six months ended March 31, 2013, 90% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 10% were from sales of SuperVision units. For the six months ended March 31, 2012, 82% of revenues were from sales of our NightHunter products to the military market and 18% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consist of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 48% and 39% for the six months ended March 31, 2013 and 2012, respectively. The gross profit percentage for the six months ended March 31, 2012 was negatively impacted by lower sales.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $175,000 to $885,000 for the six months ended March 31, 2013 as compared to $1,060,000 for the six months ended March 31, 2012. The reduction is primarily attributable to decreases in compensation and benefits of $114,000 and in non-cash compensation expenses for warrants issued and modified and issued to consultants of $76,000.

Research & Development: Research and development expenses decreased by $182,000 to $227,000 for the six months ended March 31, 2013 compared to $397,000 for the six months ended March 31, 2012. During the six months ended March 31, 2013, the Company had fewer production staff personnel that had been used for the further development of the Company’s product lines.

Other Income (Expense): For the six months ended March 31, 2013 interest expense was $212,000 compared to $78,000 of interest expense for the six months ended March 31, 2012. The increase of $134,000 is attributed to the additional notes payable.

Net Income (Loss): Higher revenues for the six month period ended March 31, 2013 accounted for a net loss of $787,000 compared to a net loss of $1,227,000 for the six month months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company had negative working capital of $4,000 and a current ratio of 1.0 to 1.0 as compared to working capital of $1,114,000 and a current ratio of 1.7 to 1.0 as of September 30, 2012. Current liabilities at March 31, 2013 include notes payable of $1,836,000 that are now due on October 15, 2013 and October 31, 2013.

Our net loss of $787,000 for the six months ended March 31, 2013 negatively impacted cash. Significant sources of cash provided by operating activities during the first six months of the current year included decreases in inventories of $385,000, other current assets of $32,000, accrued expenses of $28,000 and an increase in accounts payable of $62,000, offset by a increase in accounts receivable of $285,000. Cash used in operating activities totaled $500,000 for the six months ended March 31, 2013.

Cash flows from financing activities include the proceeds of a note payable of $450,000 due not later than October 31, 2013.

Our financial statements for the three and six months ended March 31, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern. Based on the amount of working capital that we had on hand on March 31, 2013 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013, which is the end of the period covered by this quarterly report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of March 31, 2013 and September 30, 2012; (2) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012; (3) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012; and (4) Notes to Unaudited Condensed Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: May 15, 2013	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board Chief Executive Officer

Date: May 15, 2013	By:	/s/ Richard S. Kay
Richard S. Kay Chief Financial Officer