Form 10-K
period 2013-09-30
XENONICS HOLDINGS, INC.
filed 2013-12-19
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2013 was approximately $5,994,000.

There were 24,975,929 shares of the registrant’s common stock outstanding on December 4, 2013.

Documents Incorporated by Reference:

None

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

PART I

Item 1. Business

Overview

We design, manufacture and market high-end, high-intensity portable illumination products and low light viewing systems (night vision). Our core product line consists of lightweight, long-range, ultra-high intensity illumination products used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets. The night vision systems are used across the entire spectrum from commercial to the military.

We have 16 utility and design patents issued and 4 pending applications, including 1 granted foreign patent and 3 pending foreign applications. Our illumination line (NightHunter) of products has 10 US utility and design patents issued, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision (SuperVision) product line we have 5 US utility and design patents issued and 1 pending US application. In addition, for our night vision (SuperVision) product line, we have 1 granted foreign patent and 3 pending foreign applications.

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

The SuperVision products were launched in June 2007 and bring a new category to night vision using a high resolution HDTV display with an ultra-sensitive infrared image sensor and a proprietary Digital Signal Processor (DSP). This all digital format brings capabilities comparable to high end military analog systems at less than half the price. In addition the digital format provides the ability to zoom. The price and capability opens the market to law enforcement and the military as well as the general consumer, whether in the maritime environment, hunting, camping, security, or any other activity done in a low light situation.

Our Products

The NightHunter ultra-high intensity series of illumination products currently consists of three versatile compact illumination systems — NightHunter ONE, NightHunter EXT, and NightHunter 3, which replaced the NightHunter II, all of which have been issued National Stock Numbers (NSN) by the U.S. military. The NightHunter ONE is the Department of Defense standard for non-lethal/escalation of force capability sets, while the NightHunter 3 has been added to the U.S. Army Table of Allowance (TOA) for crew-served weapons. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit infrared light that is invisible to the naked eye, but when used with night vision devices or low-light cameras, they can illuminate a target without the target knowing that it is being illuminated. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the retail prices for our ultra-high intensity products range from $3,000 to over $6,000.

The SuperVision HDTV display with an ultra-sensitive IR/visible image sensor, zoom capability, and a proprietary Digital Signal Processor (DSP) brings capability to a wide variety of customers. Operating in both the visible and near infrared spectrum SuperVision allows the user to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1,000 nanometers it can operate well past the range of a conventional analog tube night vision system. With a retail price of just $1,799 it is affordable at the local law enforcement level as well as with commercial customers. Since its original introduction, we have expanded the SuperVision product line to specifically address customer needs. These include the SuperVision Tactical Package (2008), the Supervision Video Out (2009) and the SuperVision Patrol Package (2012). The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR in a waterproof case. The SuperVision Video Out added the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to eight hours on external DC or AC power, as well as its rechargeable battery. The SuperVision Patrol Package provides for the mounting of SuperVision unit inside a patrol vehicle and view, control and record video from the vehicle’s onboard computer. The Patrol Packages also allows situations to be approached at night with lights out to quickly assess what’s occurring at a safe distance from inside the vehicle.

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

NightHunter EXT The NightHunter EXT is a durable and lightweight (5.5 lbs.) illumination system that is designed for mounting on heavy guns and for use on stationary platforms or vehicles, boats, or helicopters. The NightHunter EXT has the same range and variable beam as the NightHunter ONE. The NightHunter EXT incorporates an integral filter assembly and remote control, as well as a Pictanny mount.

NightHunter 3 The NightHunter 3 was designed to replace and improve upon the NightHunter II capabilities in a light weight weapons mountable system. Utilizing Xenonics proprietary technology and lessons learned, NightHunter 3 is a 3 pound illuminator incorporating an integral filter assembly, new battery technology, and remote control, making it ideal for handheld use or mounting on light, medium and heavy machine guns or vehicles.

SuperVision SuperVision allows the user to see in the dark with greater clarity than conventional night vision, and with a zoom capability. The product is a small hand held device and weighs only 20 ounces. SuperVision retails for significantly less than the high-end night vision products.

SuperVision Video Out SuperVision with Video Out adds the ability to connect the video signal to a computer recording device or monitor for surveillance. This unit runs for up to twenty hours on external DC or AC power, as well as its rechargeable battery.

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

Military Forces of the United States and Foreign Allies

Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2013, we have sold more than $50,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $700,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.

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

Competition

Other companies that offer high intensity, portable lighting products include SureFire, LLC, Polarion-USA and Peak Beam Systems, Inc. We believe that none of these companies currently offers a product with the features or range of applications of our NightHunter series. To our knowledge, only one company, Peak Beam Systems, supplies a short-arc xenon-based product. Peak Beam’s product also has the capability of utilizing infrared and ultraviolet filters, and provides a long-range light beam. However, unlike our products, Peak Beam’s products project a “black hole” and hence an obstructed field-of-view, are not as durable, and are not a self-contained unit with integrated charger and battery.

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

Intellectual Property

We have16 utility and design patents issued and 4 pending applications, including 1 granted foreign patent and 3 pending foreign applications. Our illumination line (NightHunter) of products has 10 US utility and design patents issued, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our night vision (SuperVision) product line we have 5 US utility and design patents issued and 1 pending US application. In addition, for our night vision (SuperVision) product line, we have 1 granted foreign patent and 3 pending foreign applications.

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

During the fiscal years ended September 30, 2013 and 2012, we spent $343,000 and $720,000, respectively, on research and development.

Employees

As of September 30, 2013, we employed 10 persons. There are three officers on our executive management team, three persons are employed in operations, one persons in engineering, one person in customer service and two persons in administrative support. We are not a party to any collective bargaining agreements.

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

Risks Related to Our Business

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended September 30, 2013 includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and require additional financing. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to generate additional revenue or obtain additional financing.

Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.

For the most recent fiscal year ended September 30, 2013, we had a net loss of $1,542,000 on revenues of $2,383,000, compared to a net loss of $2,189,000 on revenues of $2,164,000 for the year ended September 30, 2012. For the fiscal year ended September 30, 2011, we had a net loss of $92,000 on revenues of $7,179,000. For the fiscal year ended September 30, 2010, we had a net loss of $1,781,000 on revenues of $4,397,000. For the year ended September 30, 2009, we had a net loss of $1,839,000 on revenues of $7,378,000. For the year ended September 30, 2008, we had a net loss of $1,391,000 on revenues of $10,168,000. For the year ended September 30, 2007, we had a net loss of $4,034,000 on revenues of $4,984,000. For the year ended September 30, 2006, we had a net loss of $1,488,000 on revenues of $4,833,000. For the year ended September 30, 2005, we had a net loss of $5,310,000 on revenues of $4,434,000. For the year ended September 30, 2004, we recorded net income of $1,476,000 on revenues of $11,927,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.

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

We depend on the efforts of our senior management, particularly Alan P. Magerman, our Chairman of the Board and Chief Executive Officer and Jeffrey P. Kennedy, our Chief Operating Officer and President. The loss of the services of one or both of these individuals could delay or prevent us from achieving our objectives.

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

To date, all of our revenues have been generated from the sales of our NightHunter illumination system products—the NightHunter One, NightHunter II (now discontinued), NightHunter 3 and NightHunter ext— related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illumination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to manufacture, sell and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse effect on our business and financial condition.

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

There are currently outstanding stock options and warrants entitling the holders to purchase 8,504,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting and financial performance conditions. These options and warrants have exercise prices ranging from $0.14 per share to $0.65 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal operations and executive offices are located at 3186 Lionshead Avenue, Carlsbad, California 92010 and our telephone number is (760) 477-8900. The Company moved into new facilities in January 2009, under the terms of a lease that was to expire in March 2014. The lease was amended in January 2013 and will now expire in March 2019. This facility consists of approximately 13,200 square feet of leased office, warehouse and manufacturing space.

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

Year ended September 30, 2013	High	Low
First Quarter	$0.41	$0.10
Second Quarter	$0.23	$0.15
Third Quarter	$0.20	$0.14
Fourth Quarter	$0.19	$0.06

Year ended September 30, 2012	High	Low
First Quarter	$0.38	$0.15
Second Quarter	$0.29	$0.14
Third Quarter	$0.34	$0.20
Fourth Quarter	$0.42	$0.20

As of September 30, 2013, there were 24,975,929 common shares outstanding and 41 shareholders of record, not including shareholders who hold their stock in “street name”.

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

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended September 30, 2013.

Recent Sales of Unregistered Securities

The Company has previously reported all equity securities that it sold during the period covered by this annual report that were not registered under the Securities Act.

Equity Compensation Plan Information

The following table summarizes as of September 30, 2013, the number of securities to be issued upon the exercise of outstanding derivative securities (options, warrants and rights); the weighted-average exercise price of the outstanding derivative securities; and the number of securities remaining available for future issuance under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,305,000	$0.18	21,000
Equity compensation plans not approved by security holders	100,000	$0.50	—

Totals	2,405,000	$0.19	21,000

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, and changes in the accounting estimates we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. We review these estimates and assumptions periodically and reflect the effects of revisions in the period that they are determined to be necessary.

Revenue Recognition and Accounts Receivable – The Company recognizes revenue upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.

Allowance for Doubtful Accounts – Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal terms require payment on a net 30 basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increased risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.

Tax Valuation Allowance – A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our U.S. net deferred tax assets because of our history of losses. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize a portion of or their full value.

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

Results of Operations

Year ended September 30, 2013 compared to September 30, 2012

We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.

Revenues: Revenues for the year ended September 30, 2013 were $2,383,000 compared to revenues of $2,164,000 for the year ended September 30, 2012. In the year ended September 30, 2013, we sold $2,279,000 or 95% of our NightHunter products to the U.S. Government, which includes both direct sales to the military (U.S. Army and U.S. Marines and military resellers) as well as domestic and international military resellers. This compares to $1,626,000 or 75% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2012. Shipments to military, law enforcement and commercial customers of our SuperVision product accounted for 5% of revenues for the year ended September 30, 2013 and 25% for the year ended September 30, 2012.

Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter One, NightHunter 3 and SuperVision products.

The gross profit percentage on revenue was 39% and 38% for the years ended September 30, 2013 and 2012, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $475,000 to $1,655,000 for the year ended September 30, 2013 as compared to $2,130,000 for the year ended September 30, 2012. The reduction is primarily attributable to decreases in compensation and benefits of $219,000, in non-cash compensation expenses for warrants issued and modified and issued to consultants of $227,000 and in marketing and travel expenses of $52,000.

Research & Development: Research and development expenses decreased by $377,000 to $343,000 for the year ended September 30, 2013 as compared to $720,000 for the year ended September 30, 2012. During the year ended September 30, 2013, the Company had fewer research and production staff personnel that had been used for the further development of the Company’s product lines. In addition, in fiscal year 2013 the Company spent $34,000 less on outside engineering expenses and $32,000 less on legal costs for patents compared to fiscal year 2012.

Other Income / Expense: For the years ended September 30, 2013 and 2012, Other income and expense includes interest expense of $464,000 and $162,000, respectively. The increase of $302,000 is attributed to interest expense for additional notes payable, including $185,000 of amortization of debt discount.

For the year ended September 30, 2013 had no interest income compared to $1,000 for the year ended September 30, 2012 .

Provision for Income Taxes: For the years ended September 30, 2013 and 2012, the provision for income tax was $2,000, which represents the minimum annual payments for state taxes.

Net Loss: A reduction in expenses in the current year accounted for a net loss of $1,542,000 when compared to a net loss of $2,189,000 for the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have an accumulated deficit of $27,253,000 as of September 30, 2013. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.

Historically, we have invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created the accumulated deficit of $27,253,000. Our net loss of $1,542,000 negatively impacted cash. Significant sources of cash by operating activities included a decrease in inventories of $483,000 and an increase in accounts payable of $118,000. Cash used in operating activities totaled $587,000. Cash flows provided by financing activities included $450,000 of proceeds from notes payable. Cash used for investing activities during the year ended September 30, 2013 included the purchase of computer equipment of $10,000. Currently we do not anticipate any material capital expenditures during the fiscal year ending September 30, 2014.

As of September 30, 2013, the Company had working capital of $730,000 and a current ratio of 2.0 to 1 as compared to working capital of $1,114,000 and a current ratio of 1.7 to 1 as of September 30, 2012. Cash on hand at the end of the year decreased by $147,000 from the amount of cash on hand as of September 30, 2012.

As discussed in Note 8 in the Notes to Consolidated Financial Statements, all of the note holders have agreed to extend the due dates from October 15 and 31, 2013 to October 15, 2014, while two of the note holders have provided the Company with new loans for a total of $200,000 that are due January 31, 2014 with interest at an annual rate of 18%. The note holders also expect the Company will raise an additional $200,000 from other investors in January 2014. The note holders of the additional $200,000 loans will extend the due dates for these new loans to October 15, 2014 if the Company closes the new $200,000 debt financing by January 31, 2014 and agrees to a prepayment schedule based the Company’s cash flow.

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

Based on the amount of working capital that we had on hand on September 30, 2013 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenonics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (collectively, the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

SingerLewak LLP

Irvine, California

December 19, 2013

CONSOLIDATED BALANCE SHEETS

Rounded in thousands, except par value	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$220,000	$367,000
Accounts receivable	30,000	58,000
Inventories	1,154,000	2,117,000
Other current assets	27,000	82,000

Total Current Assets	1,431,000	2,624,000
Inventories	480,000	—
Equipment, furniture and leasehold improvements at cost, net	11,000	14,000
Goodwill	375,000	375,000
Other assets	17,000	17,000

Total Assets	$2,314,000	$3,030,000

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$399,000	$281,000
Accrued expenses	211,000	134,000
Accrued payroll and related taxes Notes payable	91,000 —	95,000 1,000,000

Total Current Liabilities	701,000	1,510,000
Notes payable, net of debt discount	1,962,000	525,000

Total Liabilities	2,663,000	2,035,000

Commitments and contingencies (Note 13)
Shareholders’ equity (deficit):
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2013 and 2012; 24,976,000 shares issued as of September 30, 2013 and 2012; 24,976,000 shares outstanding as of September 30, 2013 and 2012	25,000	25,000
Additional paid-in capital	26,879,000	26,681,000
Accumulated deficit	(27,253,000)	(25,711,000)

Total Shareholders’ Equity (Deficit)	(349,000)	995,000

Total Liabilities and Shareholders’ Equity (Deficit)	$2,314,000	$3,030,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended September 30,
Rounded in thousands, except per share amounts	2013	2012
Revenue, net	$2,383,000	$2,164,000
Cost of goods sold	1,458,000	1,341,000

Gross profit	925,000	823,000
Selling, general and administrative	1,655,000	2,130,000
Research and development	343,000	720,000

Income (loss) from operations	(1,073,000)	(2,027,000)
Other income (expense):
Other income	—	1,000
Interest income	—	1,000
Interest (expense)	(467,000)	(162,000)

Income (loss) before provision for income taxes	(1,540,000)	(2,187,000)
Income tax provision	2,000	2,000

Net income (loss)	$(1,542,000)	$(2,189,000)

Net loss per share:
Basic and diluted	$(0.06)	$(0.09)

Weighted average shares outstanding
Basic and diluted	24,976,000	24,976,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Rounded in thousands	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balances at September 30, 2011	24,976,000	$25,000	$26,652,000	$(23,522,000)	$3,155,000
Compensation charge for warrants issued			29,000		29,000
Net loss				(2,189,000)	(2,189,000)

Balances at September 30, 2012	24,976,000	$25,000	$26,681,000	$(25,711,000)	$995,000
Compensation charge for warrants issued for new loans and extensions			198,000		198,000
Net loss				(1,542,000)	(1,542,000)

Balances at September 30, 2013	24,976,000	$25,000	$26,879,000	$(27,253,000)	$(349,000)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended September 30,
Rounded in thousands	2013	2012
Cash flows from operating activities:
Net (loss)	$(1,542,000)	$(2,189,000)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	14,000	20,000
Provision for bad debts	—	(2,000)
Non-cash compensation for warrants issued	—	29,000
Non-cash compensation to consultants	—	199,000
Amortization of warrants for notes payable	185,000	66,000
Changes in operating assets and liabilities:
Accounts receivable	27,000	217,000
Inventories	483,000	425,000
Other current assets	55,000	(37,000)
Accounts payable	118,000	(133,000)
Accrued expenses	77,000	35,000
Accrued payroll and related taxes	(4,000)	(1,000)

Net cash provided by (used in) operating activities	(587,000)	(1,371,000)

Cash flows from investing activities
Purchases of equipment, furniture and fixtures	(10,000)	—

Net cash (used in) investing activities	(10,000)	—

Cash flows from financing activities:
Proceeds of notes payable	450,000	1,000,000

Net cash provided by (used in) financing activities	450,000	1,000,000

Net increase (decrease) in cash	(147,000)	(371,000)
Cash and cash equivalents, beginning of period	367,000	738,000

Cash and cash equivalents, end of period	$220,000	$367,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$2,000	$2,000
Cash paid during the year for interest	$213,000	$118,000
Supplemental schedule of non-cash financing activities:
The Company issued warrants to purchase shares of common stock for the extension of notes payable. The fair value of the warrants was recorded as debt discount and additional paid in capital	$198,000	$—

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

On December 14, 2004, one warrant holder of Xenonics exercised warrants to purchase 125,000 shares of Xenonics, Inc. Effective December 10, 2008 the Company repurchased these shares in exchange for 275,000 shares of the Company, with a guaranteed value of $375,000, thus resulting in Xenonics, Inc. becoming a wholly-owned subsidiary of the Company.

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $27,253,000 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Holdings and its 100% owned subsidiary Xenonics.

Use of Estimates – The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

Equipment, Furniture and Leasehold Improvements – Equipment, furniture and leasehold improvements are stated at cost less accumulated depreciation which is computed using the straight-line method over the estimated useful lives of the assets, generally ranging from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. Expenditures for repairs and maintenance are charged to operations as incurred.

Long-Lived Assets – The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures – The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis – The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include long lived assets, and finite-lived intangible assets.

The Company utilized the income and cost valuation approach to determine the fair value used in its impairment analysis with an undiscounted cash flow model and a replacement cost model. The Company has determined the inputs used in such analysis as Level 3 inputs. During the year ended September 30, 2013, the Company determined that the fair value of its long lived assets and finite-lived assets exceeded their carrying values. Accordingly, the Company has not recorded any impairment charges during the year ended September 30, 2013.

Fair Value Of Financial Instruments – The Company’s principal financial instruments represented by cash and equivalents, accounts receivable, accounts payable and accrued expenses, approximate their fair value due to the short-term nature of these items. The fair value of the notes payable is estimated based on current rates offered to the Company for similar debt of the same remaining maturities.

Accounts Receivable – The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2013 and 2012, there was no allowance for doubtful accounts. The Company allows its customers to return damaged or defective products following a customary return merchandise authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of goods sold is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2013 and 2012, the Company determined that no allowance for sales returns was necessary.

Concentrations of Credit Risk – The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2013, one customer accounted for 88% of total product sales. The Company had no accounts receivable due from this customer at September 30, 2013. During the year ended September 30, 2012, one customer accounted for 83% of total product sales. This customer represented 62% of accounts receivable at September 30, 2012. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.

Inventories – Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. As of September 30, 2013 the Company determined that a reserve of $115,000 was required. As of September 30, 2012 the Company determined that a reserve of $90,000 was required.

Revenue Recognition – The Company recognizes revenue net of discounts upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.

Advertising Costs – Advertising costs are expensed as incurred. For the years ended September 30, 2013 and 2012 there were no expenditures for advertising.

Cost of Goods Sold – Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs related to outside production of product through an exclusive manufacturing agreement.

Income Taxes – Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of certain assets and liabilities for financial and income tax reporting. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of September 30, 2013 and September 30, 2012, the Company does not have a liability for unrecognized tax benefits. The Company concluded that there are no uncertain tax positions. There was no cumulative effect on retained earnings.

Net Income (Loss) Per Common Share – Basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted net income (loss) per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants using the treasury stock method.

The weighted average shares outstanding used in the calculations of net (loss) per share were as follows:

	For the years ended September 30,
	2013	2012
Shares outstanding, beginning	24,976,000	24,976,000
Weighted average shares issued (purchased)	—	—

Weighted average shares outstanding—Basic and diluted	24,976,000	24,976,000

Potential common shares not included in the calculation of net (loss) per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2013	2012
Stock options and warrants	8,504,000	5,629,000

Research and Development – Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing improvements in current products.

Stock Options – The Company measures the compensation cost for all stock-based awards at fair value on the date of grant and recognizes the compensation expense over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for stock options. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

Recently Adopted and Issued Accounting Pronouncements

In June 2011, the FASB issued amended accounting guidance on the presentation of comprehensive income. The amended guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions were effective for the Company’s financial statements for the fiscal year beginning October 1, 2012 and the Company elected to present net income and other comprehensive income in two separate but consecutive statements. The adoption of the amended guidance did not have a significant impact on the Company’s financial statements and related disclosures.

In December 2011, the FASB issued an amendment to accounting guidance on the presentation of offsetting of derivatives, and financial assets and liabilities. The amended guidance requires quantitative disclosures regarding the gross amounts and their location within the statement of financial position. The provisions are effective for the Company’s financial statements for the fiscal year beginning October 1, 2013. The adoption of the amended guidance will not have a significant impact on the Company’s financial statements and related disclosures.

4. ACCOUNTS RECEIVABLE SOLD TO RELATED PARTY

The Company sells, without recourse, the receivables arising in selected accounts to a stockholder of the Company. For the year ended September 30, 2013 the aggregate amount of the receivable sold was $878,000. Receivables are sold at a 2%discount, the purchaser receives all cash collections.

5. INVENTORIES

Inventories were comprised of:

	September 30, 2013	September 30, 2012
Raw materials	$920,000	$1,359,000
Work in process	89,000	138,000
Finished goods	625,000	620,000

Total Less: Current portion	1,634,000 (1,154,000)	2,117,000 (2,117,000)

Long-term portion	$480,000	$—

Because the sales of the Company’s SuperVision and Illuminator products have been less than expected, the Company has re-classified the inventories of these products to long-term and recorded the required discount at the applicable rate of 13%.

6. FIXED ASSETS

Fixed assets consist of the following:

	Estimated Useful Lives	September 30, 2013	September 30, 2012
Equipment and software	5	$131,000	$120,000
Furniture and leasehold improvements	7	67,000	67,000

		198,000	187,000
Less: accumulated depreciation and amortization		(187,000)	(173,000)

		$11,000	$14,000

Depreciation expense was $14,000 and $20,000 for the years ended September 30, 2013 and 2012, respectively.

7. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased. The Company issued 275,000 shares of common stock with a guaranteed market value of $375,000 as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of September 30, 2013, the Company determined that no such impairment indicators exist.

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

On October 31, 2013, the due dates for the principal balances for all of these loans were extended to December 15, 2013 pursuant to an agreement between the Company and the holders of the promissory notes.

On December 10, 2013 the Company and the holders of the unsecured promissory notes for $525,000 agreed to amend the due date to October 15, 2014. In conjunction with the amendment, the Company granted and issued 262,500 warrants with an exercise price of $0.12 and valued the warrants at $18,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 1.51% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “Debt—Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

On December 10, 2013, the Company and the holders of the secured promissory notes for $1,450,000 agreed to amend the due dates for the principal balances for these loans were to October 15, 2014 pursuant to an agreement between the Company and the holders of the promissory notes. In conjunction with the agreement, the Company modified the term and the exercise price of existing warrants held by all of the holders of these promissory notes and granted and issued 725,000 new warrants with an exercise price of $0.12 and valued the warrants at $50,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 151% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as debt modification.

On December 10, 2013 the Company borrowed $200,000 under the terms of promissory notes with interest at an annual rate of 18%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and are due no later than January 31, 2014. The note holders also expect the Company will raise an additional $200,000 from other investors in January 2014. The note holders of the additional $200,000 loans will extend the due dates for these new loans to October 15, 2013 if the Company closes the new $200,000 debt financing by January 31, 2014 and agrees to a prepayment schedule based the Company’s cash flow.

Notes Payable	September 30, 2013	September 30, 2012
Secured note payable maturing on December 15, 2014 bearing interest of $50,000	$—	$500,000
Purchase order note payable maturing on December 15, 2014 bearing interest of $50,000	—	500,000

Total short-term debt obligations	$—	$1,000,000

Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum, net of debt discount of $3,000	$497,000	—
Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum, net of debt discount of $5,000	445,000	—
Secured note payable maturing on December 15, 2014 bearing Interest at 13%, net of debt discounts of $3,000	497,000	—
Unsecured notes payable, maturing on December 15, 2014 bearing interest at 13% per annum, net of debt discount of $2,000	523,000	525,000

Total long-term obligations	$1,962,000	$525,000

Future payments under long-term obligations as of September 30, 2013 are as follows:

2015	$1,975,000

Total	$1,975,000

9. SHAREHOLDERS’ EQUITY (DEFICIT)

The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.

On October 10, 2009 the Company issued 300,000 shares of unregistered common stock to an independent firm for investor relations, financial public relations and marketing services for a period of three years. The total value of the common stock issued was $240,000, of which $80,000 was recorded in Other current assets and $142,000 was recorded in Other assets. On April 28, 2010 the Company issued 300,000 shares to the same independent firm for an additional year for investor relations, financial public relations and marketing services. The total value of the common stock issued was $147,000, of which $43,000 was recorded in Other current assets and $104,000 was recorded in Other assets. For the year ended September 30, 2012 $199,000 was recorded as selling, general and administrative expense, which fully-amortized the costs of these transactions. Consequently, for the year ended September 30, 2013 there were no charges recorded for these transactions.

10. STOCK OPTIONS AND WARRANTS

Stock Options – The Company accounts for all share-based payments to employees, including grants of employee stock options, based on their fair values and classifies all stock-based compensation as selling, general and administrative expenses.

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

A summary of the Company’s stock option activity for both plans as of September 30, 2013 and 2012, and changes during the years then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	* Aggregate Intrinsic Value
Outstanding at October 1, 2011	805,000	$0.73	2.30	—
Granted	—	—
Forfeited	—	—
Cancelled	—	—

Outstanding at September 30, 2012	805,000	$0.73	2.30	—
Granted	2,305,000	$0.18	4.39
Forfeited	—	—
Cancelled	(805,000)	$0.73

Outstanding at September 30, 2013	2,305,000	$0.18	4.39	—

Exercisable at September 30, 2013	—	—	—	—

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.13 at September 30, 2013.

On February 18, 2013 vested stock options for 805,000 shares were canceled and replaced by grants of 2,305,000 performance options, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2013, not including the non-cash charge for these options. The unrecognized compensation cost related to these non-vested performance-based compensation arrangements using the Black-Scholes valuation model was $336,000. Because the Company would not report Income from Operations for the year ended September 30, 2013, on September 26, 2013 these performance options were extended under the same price, terms and conditions, subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2014, not including non-cash charges for the options. In conjunction with this option modification, the unrecognized compensation using the Black-Scholes valuation model and considering the current volatility, risk free rates and the stock prices the potential compensation cost of these options was reduced by $233,000 to $103,000.

All outstanding stock options as of September 30, 2013 were not vested. All outstanding stock options as of September 30, 2012 were vested.

There was no compensation expense related to outstanding stock options for the years ended September 30, 2013 and 2012.

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2013:

		Options Outstanding At September 30, 2013		Options Exercisable At September 30, 2013
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.18	2,305,000	4.39	$0.18	—	—

	2,305,000	4.39	$0.18	—	—

Stock Warrants – The Company, from time to time, has issued common stock purchase warrants to employees, directors, shareholders and others. The warrants are nontransferable and are exercisable at any time after the date of issuance and on or before their respective expiration date, which is generally five years.

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

On December 10, 2013 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2014. In conjunction with the amendment, the Company modified the term and the exercise price of all existing warrants (1,999,000) and issued 987,500 new warrants with an exercise price of $0.12 and valued the warrants at $68,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 1.51% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes.

The Company analyzed all their warrants issued under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging” and concluded that they did not require liability accounting and qualified to be accounted for as equity in the accompanying financial statements.

A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2013		2012
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding-beginning of period	4,824,000	$0.59	6,148,000	$1.18
Issued	1,375,000	$0.20	—	—
Exercised	—	—	—	—
Canceled/Forfeited	—	—	(1,324,000)	$2.95

Outstanding-end of period	6,199,000	$0.50	4,824,000	$0.59

Exercisable-end of period	6,199,000	$0.50	4,824,000	$0.59

Total compensation expense related to outstanding warrants for the years ended September 30, 2013 and 2012 was $198,000 and $26,000, respectively.

The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2013:

	Warrants Vested and Exercisable at September 30, 2013
Range of Exercise Prices	Number Vested and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.14	850,000	4.31	$0.14
$0.285	1,249,000	2.44	$0.285
$0.50	100,000	1.11	$0.50
$0.65	4,000,000	2.03	$0.65

	6,199,000	2.41	$0.50

11. INCOME TAXES

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2008 through 2012 remain open for state and federal examination. As of September 30, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The provision for income taxes is summarized below:

	For the years ended September 30,
	2013	2012
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(324,000)	(784,000)
State	(85,000)	(163,000)

	(409,000)	(947,000)
Valuation allowance	409,000	947,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended September 30,
	2013	2012
Inventory reserve	$46,000	$36,000
Deferred lease liability	28,000	12,000
Stock compensation expense	915,000	874,000
Warrant expense	478,000	399,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	10,000	11,000
R&D credit	867,000	865,000
Other	80,000	56,000
Net operating loss carry-forwards	7,816,000	7,578,000

	10,241,000	9,832,000
Valuation allowance	(10,241,000)	(9,832,000)

Net deferred tax asset	$—	$—

As of September 30, 2013, the Company had federal and state net operating loss (NOL) carry-forwards of $19,876,000 and $18,140,000, respectively, which begin to expire in 2018 for federal tax purposes and 2015 for state purposes. A valuation allowance of $(10,241,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended September 30,
	2013	2012
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8	5.8
Change in valuation allowance	(26.5)	(43.2)
R&D credit carry-forward	0.0	4.0
Other	(13.5)	(0.7)

	(0.2)%	(0.1)%

12. SAVINGS PLAN

On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2013 and 2012, the Company made no matching contributions.

13. COMMITMENTS AND CONTINGENCIES

Leases – The Company moved into new facilities in January 2009, under the terms of a lease that was to expire in March 2014. In January 2013 the Company negotiated an amendment to the lease that will now expire in March 2019. The lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $218,000 and $216,000 for the years ended September 30, 2013 and 2012, respectively.

Minimum future cash obligations for the new lease total $215,000, $218,000, $225,000, $230,000 and $235,000 for the years ending September 30, 2014, 2015, 2016, 2017 and 2018, respectively.

Employment Agreements – Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under their employment agreements, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. On December 15, 2010, the Board of Directors approved an amendment to both agreements to provide that either party can terminate the agreement with 30 days written notice, however, in the event of termination by Xenonics without cause, the benefits of the agreements will continue for 36 months after notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. As of September 30, 2013 the base compensation for each of the two officers was $233,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.

The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.

14. SUBSEQUENT EVENTS

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that the only subsequent events that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements are the amendments to the outstanding notes payable and new loans described in Note 8 above.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013, which is the end of the period covered by this annual report.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting, as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Alan P. Magerman	78	Chairman of the Board of Directors and Chief Executive Officer
Jeffrey P. Kennedy	59	Director, President and Chief Operating Officer
Richard S. Kay	71	Chief Financial Officer, Secretary and Treasurer
Allen K. Fox	77	Director
Brad J. Shapiro	58	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Alan P. Magerman. Mr. Magerman, age 78, founded Xenonics, Inc. in November 1996, and has been Chairman of Xenonics Holdings, Inc. since its acquisition of Xenonics, Inc. in July 2003. He served as Chief Executive Officer of Xenonics Holdings, Inc. from July 2003 through April 2005 and has served as our Chief Executive Officer from February 2009 to the present. Prior to founding Xenonics, Mr. Magerman was a founder and former chairman of Odyssey Sports, Inc., a privately held company engaged in the development and distribution of golf clubs from 1990 through 1995. Mr. Magerman was a consultant and director of NTN Communications, Inc. (NTN), a publicly held broadcasting and cable television company, from 1984 through 1997.

Mr. Magerman’s diverse business experience provides him with a wide range of expertise that is valuable to the Board of Directors in confronting various business-related challenges and opportunities.

Jeffrey P. Kennedy. Mr. Kennedy, age 59, has been a director and the President and Chief Operating Officer of Xenonics, Inc. since June 1997. Mr. Kennedy has held the same positions with Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Prior to joining Xenonics, Inc., Mr. Kennedy held a variety of management positions with Mobil Corporation, including General Manager of the Mobil Chemical Plastics Division. He was educated at the University of Maine, receiving a BS degree in chemistry and an MS degree in chemical engineering.

As our President and Chief Operating Officer, Mr. Kennedy has extensive knowledge about the Company which provides a valuable resource for the Board of Directors in connection with its decisions about the operations and future direction of the Company.

Richard S. Kay. Mr. Kay, age 71, joined Xenonics in May 2007 and has been the Chief Financial Officer, Secretary and Treasurer of Xenonics, Inc. since then. From February 2001 through October 2006 he held the position of Chief Executive Officer of Pacer Technology. Mr. Kay graduated from the University of Wisconsin – Milwaukee with a BBA and majored in Accounting and Military Science. Early in his career he worked as a CPA in Wisconsin and California.

Allen K. Fox. Mr. Fox, age 77, has been managing personal finances and providing consulting work for several public companies since 1995, and was elected as a director of the Company on July 1, 2010. Mr. Fox has also served as a director and/or officer for several charitable organizations during the last 40 years. He co-founded Odyssey Sports Co. in 1990 and was a director and an officer of that company. The company was sold in 1995. Mr. Fox also co-founded NYSE education company, Career Com, Corp. in 1969. He was a director and officer and sold his interest in 1989. From 1960 to 1969 he was a partner with an accounting firm. Mr. Fox graduated from Temple University in 1958.

Mr. Fox brings to the Board extensive experience in serving as an officer and a director of, and as a consultant to, numerous public and private companies. Mr. Fox’s experience as a partner of an accounting firm also assists the Board in addressing accounting requirements with which the Company must comply.

Brad J. Shapiro. Mr. Shapiro, age 58, has been a principal in various businesses in the optical industry since 1990. He is currently a principal in C & E Vision Services, Inc., and Vision West, Inc., which together comprise the largest optical group purchasing organizations in the United States. He is also principal, co-founder and co-Chief Executive Officer of Rudy Project North America, L.P., the exclusive North American distributor of Rudy Project sport eyewear. From 1989 to 1990, Mr. Shapiro was a Managing Director of an investment-banking subsidiary of Cantor Fitzgerald and another investment banking firm. For seven years prior to that time, Mr. Shapiro was a corporate and securities lawyer at Skadden, Arps, Slate, Meagher & Flom, an international law firm, and certain other law firms. Mr. Shapiro has served as a director of the Company since July 1, 2010. Mr. Shapiro holds a B.A. in Political Science from the University of Michigan and received his J.D. degree from the University of Michigan Law School in December 1990.

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

The Audit Committee appoints the independent registered public accounting firm, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves permitted non-audit services provided by our independent registered public accounting firm, and reviews the independence of the independent registered public accounting firm. The members of the Audit Committee are Messrs. Fox and Shapiro, each of whom is “independent” under the independence standards of both the NYSE MKT and the Securities and Exchange Commission (the “SEC”). The Board of Directors has determined that Mr. Fox is an “audit committee financial expert” as defined by the rules of the SEC. The Audit Committee’s Charter is on our website at www.xenonics.com.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2013, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth the compensation for the fiscal years ended September 30, 2013 and September 30, 2012 for services rendered to us (including our subsidiary, Xenonics, Inc.) by our Chief Executive Officer and our only other executive officer whose total compensation exceeded $100,000 for the fiscal year ended September 30, 2013:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan P. Magerman
Chairman of the Board and	2013	$249,998	(1)	—	—	—	—	—	—	$249,998
Chief Executive Officer	2012	$249,598	(2)	—	—	—	—	—	—	$249,598
Jeffrey P. Kennedy
Chief Operating Officer,	2013	$255,335	(3)	—	—	—	—	—	—	$255,335
President and Director	2012	$247,746	(4)	—	—	—	—	—	—	$247,746

(1)	Includes $18,628 for vacation pay benefits paid for days accrued.
(2)	Includes $23,470 for vacation pay benefits paid for days accrued.
(3)	Includes $23,965 for vacation pay benefits paid for days accrued.
(4)	Includes $21,617 for vacation pay benefits paid for days accrued.

Compensation of the Board of Directors

When Allen K. Fox and Brad J. Shapiro became directors on July 1, 2010, the Company agreed to compensate all non-employee directors for their services. The Company agreed to pay each non-employee director $5,000 as an annual director’s fee, $500 for each committee meeting attended and not held in conjunction with a Board meeting, and $1,000 for each meeting of the Board of Directors attended. Due to continued losses, these fees were accrued in fiscal year 2013 but not paid. The Company had also agreed to pay Mr. Fox a fee of $5,000 per month as Chairman of the Corporate Development committee. For fiscal year 2013 the Company paid Mr. Fox a total of $50,000 but, in consideration of the Company’s tight cash position, Mr. Fox requested that we no longer pay or accrue these fees and the Company ceased expensing the fees.

The following table sets forth information concerning the compensation paid to our non-employee directors during our fiscal year ended September 30, 2013 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen K. Fox	$50,000					—	$50,000
Brad J. Shapiro	—						—

Stock Option Grants

The following table sets forth information as of September 30, 2013 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2013

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan P. Magerman	2-18-13			485,000	$0.18	2-17-18
Chairman of the Board and	2-18-13			365,000	$0.18	2-17-18
Chief Executive Officer

	Total			850,000

Jeffrey P. Kennedy	2-18-13			400,000	$0.18	2-17-18
Chief Operating Officer	2-18-13			375,000	$0.18	2-17-18
President and Director

	Total			775,000

Employment Agreements

Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under his employment agreement, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, as amended, are substantially identical. Neither employment agreement has a fixed term or expiration date. On December 15, 2010, the Board of Directors approved an amendment to each agreement to provide that either party can terminate the agreement with 30 days written notice. However, in the event of termination by Xenonics without cause, the former officer’s right to receive his base salary will continue for 36 months after the notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. . As of September 30, 2013 the base compensation for each of the two officers was $233,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 4, 2013 by (1) each person who is known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our current directors and director nominees, (3) the executive officers listed above in the Summary Compensation Table, and (4) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after December 4, 2013 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after December 4, 2013.

Name of Beneficial Owner	Amount of Common Stock & Nature of Beneficial Ownership(1)		Percent of Ownership of Common Stock
Stephen D. Baksa 2 Woods Lane, Chatham, NJ 07928	1,533,564		6.1%
Alan P. Magerman	260,758	(2)	1.0%
Jeffrey P. Kennedy	481,600	(3)	1.9%
Allen K. Fox	118,000	(4)	*
Brad J. Shapiro	519,245	(5)	2.1%
All current executive officers and directors as a group (5 persons)	1,399,603	(6)	5.6%

*	Less than 1.0%
(1)	The number of shares of common stock issued and outstanding on December 4, 2013 was 24,975,929 shares.
(2)	Does not include 850,000 shares that Alan P. Magerman, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2014.
(3)	Does not include 775,000 shares that Jeffrey P. Kennedy, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2014.
(4)	Includes 18,000 shares owned by his wife but does not include 170,000 shares that Allen K. Fox, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2014.
(5)	Includes the following shares with respect to which Brad J. Shapiro, a director of Xenonics Holdings, Inc., has shared voting and investment power: (i) 52,500 shares held by a trust for the benefit of Mr. Shapiro’s sister and for which Mr. Shapiro serves as a trustee; (ii) 369,245 shares held by three trusts for the benefit of Mr. Shapiro’s mother and for which Mr. Shapiro serves as a trustee; but does not include 170,000 shares Mr. Shapiro has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2014.
(6)	Does not include 2,230,000 shares that our current executive officers and directors have the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2014.

Equity Compensation Plan Information

The following table provides information as of September 30, 2013 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,305,000	$0.18	21,000

Equity compensation plans not approved by security holders	100,000	$0.50	—

Total	2,405,000	$0.19	21,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company had not adopted as of September 30, 2013, without the approval of security holders, any equity compensation plan under which securities of the issuer are authorized for issuance.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that directors Allen K. Fox and Brad J. Shapiro are each “independent” under the independence standards of both the NYSE MKT and the SEC.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by SingerLewak LLP with respect to our 2013 and 2012 fiscal years were as follows:

	2013	2012
Audit Fees	$80,000	$80,000
Audit-Related Fees	46,000	45,000
Tax Fees	—	—
All Other Fees	—	—

Total	$126,000	$125,000

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

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.14	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.15	Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.16	Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.17	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.18	Form of Secured Notes Agreement dated as of December 10, 2013 between Xenonics Holdings, Inc. and Note Holders.

10.19	Form of Unsecured Notes Agreement dated as of December 10, 2013 between Xenonics Holdings, Inc. and Note Holders.F

10.20	Form of Promissory Note dated as of December 10,2013.

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2013 and 2012; (2) Consolidated Statements of Operations for the years ended September 30, 2013 and 2012; (3) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2013 and 2012; (4) Consolidated Statements of Cash Flows for years ended September 30, 2013 and 2012; and (5) Notes to Condensed Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

	By:	/s/ Alan P. Magerman
Date: December 19, 2013		Alan P. Magerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alan P. Magerman Alan P. Magerman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	December 19, 2013

/s/ Jeffrey P. Kennedy	Chief Operating Officer, President and Director	December 19, 2013
Jeffrey P. Kennedy

/s/ Richard S. Kay	Chief Financial Officer (Principal Financial	December 19, 2013
Richard S. Kay	Officer and Principal Accounting Officer)

/s/ Allen K. Fox	Director
Allen K. Fox		December 19, 2013

/s/ Brad J. Shapiro	Director
Brad J. Shapiro		December 19, 2013