Form 10-Q
period 2013-12-31
XENONICS HOLDINGS, INC.
filed 2014-02-14
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

The registrant had 24,975,929 shares of common stock outstanding as of February 3, 2014.

i

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2013	2013
Rounded in thousands, except par value	(unaudited)
Assets
Current Assets:
Cash	$51,000	$220,000
Accounts receivable	—	30,000
Inventories	1,127,000	1,154,000
Other current assets	19,000	27,000

Total Current Assets	1,197,000	1,431,000
Inventories	480,000	480,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $191,000 and $187,000	8,000	11,000
Goodwill	375,000	375,000
Other assets	17,000	17,000

Total Assets	$2,077,000	$2,314,000

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$515,000	$399,000
Accrued expenses	254,000	211,000
Accrued payroll and related taxes	79,000	91,000
Notes payable, net of debt discount	2,112,000	—

Total Current Liabilities	2,960,000	701,000
Notes payable	—	1,962,000

Total Liabilities	2,960,000	2,663,000

Commitments and contingencies (Note 12)
Shareholders’ Equity:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2013 and September 30, 2013; 24,976,000 shares issued and outstanding as of December 31, 2013 and September 30, 2013	25,000	25,000
Additional paid-in capital	26,947,000	26,879,000
Accumulated deficit	(27,855,000)	(27,253,000)

Total Shareholders’ Equity	(883,000)	(349,000)

Total Liabilities and Shareholders’ Equity	$2,077,000	$2,314,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2013	2012
Rounded in thousands, except per share amounts	(unaudited)
Revenues	$63,000	$157,000
Cost of goods sold	37,000	74,000

Gross profit	26,000	83,000
Selling, general and administrative	415,000	416,000
Research and development	127,000	119,000

Income (loss) from operations	(516,000)	(452,000)
Other income/(expense):
Interest (expense)	(84,000)	(40,000)

Income (loss) before provision for income taxes	(600,000)	(492,000)
Income tax provision	2,000	2,000

Net income (loss)	$(602,000)	$(494,000)

Net income (loss) per share:
Basic and fully-diluted	$(0.02)	$(0.02)
Weighted average shares outstanding:
Basic and fully-diluted	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2013	2012
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(602,000)	$(494,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	4,000	3,000
Amortization of debt discount	18,000	3,000
Changes in operating assets and liabilities:
Accounts receivable	30,000	48,000
Inventories	27,000	(56,000)
Other current assets	8,000	14,000
Accounts payable	116,000	159,000
Accrued expenses	43,000	(43,000)
Accrued payroll and related taxes	(13,000)	(27,000)

Net cash provided by (used in) operating activities	(369,000)	(393,000)

Cash flows from financing activities:
Proceeds from notes payable	200,000	75,000

Net cash provided by financing activities	200,000	75,000

Net (decrease) increase in cash	(169,000)	(318,000)
Cash, beginning of period	220,000	367,000

Cash, end of period	$51,000	$49,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$—
Cash paid during the period for interest	$—	$17,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2013 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

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

The future of the Company as an operating business will depend on its ability to (1) obtain purchase orders and ship its products, (2) collect for sales in a timely manner, (3) continue to exercise tight cost controls to conserve cash and attain profitable operations, and (4) obtain sufficient financing as may be required to sustain its operations.

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

Earnings (loss) per share is computed by dividing the income (loss) available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants.

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the vested stock options and warrants outstanding were greater than the average stock price for the period. For the three months ended December 31, 2013, the number of vested stock options and warrants excluded was 7,187,000. For the three months ended December 31, 2012, the number of stock options and warrants excluded was 6,154,000.

5.	ACCOUNTS RECEIVABLE SOLD TO RELATED PARTY

The Company sells, without recourse, selected receivables to a stockholder of the Company. For the quarter ended December 31, 2013 the aggregate amount of the receivables sold was $60,000. Receivables are sold at a 2% discount and the purchaser receives all cash collections.

6.	INVENTORIES

Inventories were comprised of :

	December 31,	September 30,
	2013	2013
	(unaudited)
Raw materials	$1,054,000	$920,000
Work in process	87,000	89,000
Finished goods	466,000	625,000

Total	1,607,000	1,634,000
Less: Current portion	(1,127,000)	(1,154,000)

Long-term portion	$480,000	$480,000

7.	USE OF ESTIMATES

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model with the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 4 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of an amendment to the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. Because the debt discount had already been fully amortized, for the three months ended December 31, 2012 the Company did not record any amortization. For the three months ended December 31, 2011 the Company recorded amortization of $21,000.

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

On October 15, 2012 the Company and the holders of the promissory notes totaling $525,000, agreed to amend the maturity dates to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model with the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield was 0%. The value assigned to the warrants issued in conjunction with the amendment of the notes payable was recorded as a debt discount and is being amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470, “Debt - Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt. The extinguishment of the debt had an insignificant impact on the condensed statement of operations for the period ended December 31, 2012.

On December 20, 2012 the Company and the holders of the two promissory notes totaling $1,000,000 agreed to amend the due dates to January 15, 2013. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as a debt modification.

On December 20, 2012 the Company borrowed $75,000 under the terms of promissory notes with interest at an annual rate of 13%. Repayments of the promissory notes are secured by a first lien security interest in all of the Company’s assets and were due no later than January 15, 2013.

On January 23, 2013, the Company entered into an Agreement dated as of January 22, 2013 and closed the transactions contemplated by the Agreement. Pursuant to the Agreement:

•	The maturity date of the two $500,000 loans to the Company, and secured by substantially all of the Company’s assets, was extended from January 15, 2013 to October 31, 2013 and the interest rate on each loan was increased to 13% per annum. In conjunction with the amendment, the Company granted and issued 400,000 warrants with an exercise price of $0.14 and valued the warrants at $49,000 using the Black-Scholes option-pricing model with the following assumptions: the market price was $0.15, the volatility was estimated at 137%, the life of the warrants was 5 years, the risk free rate was 0.76% and the dividend yield was 0%. The value assigned to the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as a debt modification;

•	The Company repaid in full the $75,000 promissory notes, and

•	The Company borrowed additional funds in the aggregate principal amount of $450,000, for which repayment is secured by substantially all of the assets of the Company, and bears interest at the rate of 13% per annum, and are repayable in full on October 31, 2013. In connection with the notes payable transaction, the Company granted and issued 450,000 warrants with an exercise price of $0.14 and valued the warrants at $55,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.15, the volatility was estimated at 137%, the life of the warrants was 5 years, the risk free rate was 0.76% and the dividend yield of 0%. The value assigned to the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the nine-month life of the notes.

On October 31, 2013, the due dates for the principal balances for all of these loans were extended to December 15, 2013 pursuant to an agreement between the Company and the holders of the promissory notes.

On December 10, 2013 the Company and the holders of the unsecured promissory notes for $525,000 agreed to amend the due date to October 15, 2014. In conjunction with the amendment, the Company granted and issued 262,500 warrants with an exercise price of $0.12 and valued the warrants at $18,000 using the Black-Scholes option-pricing model with the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 1.51% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470, “Debt - Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

On December 10, 2013, the Company and the holders of the secured promissory notes for $1,450,000 agreed to amend the due dates for the principal balances for these loans to October 15, 2014 pursuant to an agreement between the Company and the holders of the promissory notes. In conjunction with the agreement, the Company modified the term and the exercise price of existing warrants held by all of the holders of these promissory notes and granted and issued 725,000 new warrants with an exercise price of $0.12 and valued the warrants at $50,000 using the Black-Scholes option-pricing model with the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 151% and the dividend yield was 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and was therefore treated as a debt modification.

On December 10, 2013 the Company borrowed $200,000 under the terms of promissory notes with interest at an annual rate of 18%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and was due no later than January 31, 2014. The note holders also expect the Company will raise an additional $200,000 from other investors in January 2014. The note holders of the additional $200,000 loans will extend the due dates for these new loans to October 15, 2014 if the Company closes the new $200,000 debt financing by January 31, 2014 and agrees to a prepayment schedule based the Company’s cash flow. The Company did not raise the additional $200,000 by January 31, 2014. Therefore, the $200,000 borrowed on December 10, 2013 became due on January 31, 2014.

Notes Payable	December 31, 2013	September 30, 2013
Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum	$500,000	$—
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum	450,000	—
Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum	500,000	—
Secured note payable maturing on January 31, 2014 bearing interest at 18% per annum, net of debt discount of $63,000 at December 31, 2013	137,000	—
Unsecured notes payable, maturing in December 15, 2014, bearing interest at 13% per annum	525,000	—

Total short-term debt obligations	$2,112,000	$—

Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	$—	$497,000
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum, net of debt discount of $5,000 at September 30, 2013	—	445,000
Secured note payable maturing on December 15, 2014 bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	—	497,000
Unsecured notes payable, maturing in December 15, 2013, bearing interest at 13% per annum, net of debt discount of $2,000 at September 30, 2013	—	523,000

Total long-term debt obligations	$—	$1,962,000

9.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the three months ended December 31, 2013 and 2012.

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

A summary of the Company’s stock option activity as of December 31, 2013, and changes during the three months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2013	2,305,000	$0.18	4.39
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—

Outstanding at December 31, 2013	2,305,000	$0.18	4.39	$—

Exercisable at December 31, 2013	—	—	—	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.14 at December 31, 2013.

None of the outstanding stock options were vested as of December 31, 2013.

There was no compensation expense related to outstanding options for the three months ended December 31, 2013 and 2012.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At December 31, 2013 and 2012, 7,187,000 and 5,349,000 warrants were outstanding and 7,187,000 and 5,349,000 warrants were vested, respectively.

There was no compensation expense related to outstanding warrants for the three months ended December 31, 2013 and 2012.

10.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2013 and September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of December 31, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2013, deferred income tax assets and the corresponding valuation allowance increased by $177,000.

The Company’s 2014 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2014 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2013 effective rate and statutory rate is primarily due to the utilization of net operating losses.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.	COMMITMENTS AND CONTINGENCIES

The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of business. It is impossible to predict with any certainty the outcome of pending disputes, and management cannot predict whether any liability arising from pending claims and litigation will be material in relation to the Company’s consolidated financial position or results of operations.

13.	GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of December 31, 2013, the Company determined that no such impairment indicators exist.

14.	SUBSEQUENT EVENTS

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that the only subsequent event that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements is the update of the status of raising an additional $200,000 by January 31, 2014 and the due date of the $200,000 borrowed on December 31, 2013 as described in Note 8 above.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (rounded in thousands)

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and accompanying notes filed as part of this report.

Forward-Looking Statements

The following Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including as a result of the factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Results of Operations

Three-months ended December 31, 2013 compared to the three-months ended December 31, 2012

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended December 31, 2013 were $63,000 compared to revenues of $157,000 for the quarter ended December 31, 2012. In the quarter ended December 31, 2013, 73% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 27% were from sales of SuperVision units. In the quarter ended December 31, 2012, 45% of revenues were to the military market and 55% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the cost of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 40% and 53% for the quarters ended December 31, 2013 and 2012, respectively. The gross profit percentage for the quarter ended December 31, 2012 was positively impacted by the sales mix.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $1,000 to $415,000 for the quarter ended December 31, 2013 as compared to $416,000 for the quarter ended December 31, 2012.

Research & Development: Research and development expenses increased by $8,000 to $127,000 for the quarter ended December 31, 2013 compared to $119,000 for the quarter ended December 31, 2012.

Other Income (Expense): For the quarter ended December 31, 2013 interest and other expenses were $84,000 compared to $40,000 of interest and other expenses for the quarter ended December 31, 2012. The increase of $44,000 is attributed to interest expense for additional notes payable, including $18,000 of amortization of debt discount.

Net Income (Loss): Lower revenues in the current quarter accounted for the net loss of $602,000 compared to the net loss of $494,000 for the quarter ended December 31, 2012.

Liquidity and Capital Resources

As of December 31, 2013, the Company had negative working capital of $1,763,000 and a current ratio of 0.4 to 1 as compared to working capital of $730,000 and a current ratio of 2.0 to 1 as of September 30, 2013. Current liabilities at December 31, 2013 include notes payable of $2,175,000 as described in Note 8 of the unaudited condensed financial statements.

Our net loss of $602,000 for the three months ended December 31, 2013 negatively impacted cash. Significant sources of cash provided by operating activities during the first three months of the current year included a decrease in accounts receivable of $30,000, an increase in accounts payable of $116,000, a decrease in inventories of $27,000 and an increase in accrued expenses of $43,000 offset by a decrease in accrued payroll and related taxes of $13,000. Cash used in operating activities totaled $369,000 for the three months ended December 31, 2013.

Based on the amount of working capital that we had on hand on December 31, 2013 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013, which is the end of the period covered by this quarterly report.

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

XENONICS HOLDINGS, INC.

Date: February 14, 2014	By:	/s/ Alan P. Magerman Alan P. Magerman Chairman of the Board Chief Executive Officer

Date: February 14, 2014	By:	/s/ Richard S. Kay Richard S. Kay Chief Financial Officer