Form 10-Q
period 2014-03-31
XENONICS HOLDINGS, INC.
filed 2014-05-15
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

The registrant had 24,975,929 shares of common stock outstanding as of May 2, 2014.

i

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2014	2013
Rounded to the nearest thousand,, except par value	(unaudited)
Assets
Current Assets:
Cash	$4,000	$220,000
Accounts receivable	1,000	30,000
Inventories	1,121,000	1,154,000
Other current assets	35,000	27,000

Total Current Assets	1,161,000	1,431,000
Inventories	480,000	480,000
Equipment, furniture and fixtures at cost, less accumulated depreciation of $191,000 and $187,000	7,000	11,000
Goodwill	375,000	375,000
Other assets	17,000	17,000

Total Assets	$2,040,000	$2,314,000

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$591,000	$399,000
Accrued expenses	357,000	211,000
Accrued payroll and related taxes	168,000	91,000
Notes payable, net of debt discount	2,383,000	—

Total Current Liabilities	3,499,000	701,000
Notes payable	—	1,962,000

Total Liabilities	3,499,000	2,663,000

Commitments and contingencies (Note 12)
Shareholders’ Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2014 and September 30, 2013; 24,976,000 shares issued and outstanding as of March 31, 2014 and September 30, 2013	25,000	25,000
Additional paid-in capital	26,947,000	26,879,000
Accumulated deficit	(28,431,000)	(27,253,000)

Total Shareholders’ Deficit	(1,459,000)	(349,000)

Total Liabilities and Shareholders’ Deficit	$2,040,000	$2,314,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Rounded to the nearest thousand,, except per share amounts	(unaudited)		(unaudited)
Revenues	$16,000	$961,000	$79,000	$1,118,000
Cost of goods sold	6,000	505,000	44,000	580,000

Gross profit	10,000	456,000	35,000	538,000
Selling, general and administrative	384,000	468,000	799,000	884,000
Research and development	101,000	108,000	229,000	227,000

Income (loss) from operations	(475,000)	(120,000)	(993,000)	(573,000)
Other income/(expense):
Interest (expense)	(101,000)	(173,000)	(184,000)	(212,000)

Income (loss) before provision for income taxes	(576,000)	(293,000)	(1,177,000)	(785,000)
Income tax provision	—	—	2,000	2,000

Net income (loss)	$(576,000)	$(293,000)	$(1,179,000)	$(787,000)

Net income (loss) per share:
Basic and fully-diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)
Weighted average shares outstanding:
Basic and fully-diluted	24,976,000	24,976,000	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2014	2013
Rounded in thousands	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,179,000)	$(787,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	5,000	6,000
Amortization of debt discount	38,000	58,000
Changes in operating assets and liabilities:
Accounts receivable	29,000	(285,000)
Inventories	33,000	385,000
Other current assets	(8,000)	32,000
Accounts payable	192,000	62,000
Accrued expenses	146,000	28,000
Accrued payroll and related taxes	77,000	1,000

Net cash (used in) operating activities	(667,000)	(500,000)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	—	(10,000)

Net cash (used in) investing activities	—	(10,000)

Cash flows from financing activities:
Proceeds of notes payable	451,000	450,000

Net cash provided by financing activities	451,000	450,000

Net (decrease) in cash	(216,000)	(60,000)
Cash, beginning of period	220,000	367,000

Cash, end of period	$4,000	$307,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$2,000
Cash paid during the period for interest	$—	$68,000

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

3. RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews new accounting standards as issued. Although some of these accounting standards issued are effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion. The Company believes that none of the new standards will have a significant impact on its consolidated financial statements.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was greater than the average stock price for the period. For the three and six months ended March 31, 2014, the number of stock options (not including performance options) and warrants excluded was 7,187,000. For the three and six months ended March 31, 2013, the number of stock options and warrants excluded was 6,199,000.

5. ACCOUNTS RECEIVABLE SOLD TO RELATED PARTY

The Company sells, without recourse, selected receivables to a stockholder of the Company. For the three and six months ended March 31, 2014 the aggregate amount of the receivables sold was $60,000. Receivables are sold at a 2% discount and the purchaser receives all cash collections.

6. INVENTORIES

Inventories were comprised of :

	March 31,	September 30,
	2014	2013
	(unaudited)
Raw materials	$917,000	$920,000
Work in process	87,000	89,000
Finished goods	597,000	625,000

Total	1,601,000	1,634,000
Less: Current portion	(1,121,000)	(1,154,000)

Long-term portion	$480,000	$480,000

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

In connection with the notes payable transaction, the Company granted and issued 525,000 warrants with an exercise price of $0.75 and valued the warrants at $250,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.68, the volatility was estimated at 104%, the life of the warrants was 5 years, the risk free rate was 2.06% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the notes payable was recorded as debt discount and is being amortized over the three year life of the notes. Pursuant to the terms of the promissory notes, the exercise price for the warrants was adjusted to $0.65 in April 2010 when the Company issued warrants at that lower price in connection with a stock offering. The Company recorded a valuation adjustment in 2010 of $6,000 for this change in the exercise price. Because the debt discount had already been fully amortized, for the three and six months ended March 31, 2014 and 2013 the Company did not record any amortization for this transaction.

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

On May 22, 2012 the Company borrowed an additional $500,000 under the terms of a promissory note. Repayment of the promissory note was due no later than December 31, 2012, subject to earlier repayment upon the Company’s receipt of purchase orders. A total of $50,000 of interest was prepaid on the loan and was amortized over the term of the loan.

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

On December 20, 2012 the Company borrowed $75,000 under the terms of promissory notes with interest at an annual rate of 13%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and is due no later than January 15, 2013.

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

On October 31, 2013, the due dates for the principal balances for all of these loans were extended to December 15, 2014 pursuant to an agreement between the Company and the holders of the promissory notes.

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

On December 10, 2013 the Company borrowed $200,000 under the terms of promissory notes with interest at an annual rate of 18%. Repayment of the promissory notes is secured by a first lien security interest in all of the Company’s assets and is due no later than January 31, 2014. The note holders also expected the Company would raise an additional $200,000 from other investors in January 2014. The note holders of the additional $200,000 loans will extend the due dates for these new loans to October 15, 2014 if the Company closes the new $200,000 debt financing by January 31, 2014 and agrees to a prepayment schedule based the Company’s cash flow. The Company did not raise the additional $200,000 by January 31, 2014. Therefore, the $200,000 borrowed on December 10, 2013 became due on January 31, 2014.

On January 24, 2014 the Company borrowed $125,000 under the terms of an assignment of purchase order with an interest at the rate of 2% per month. Repayment is due upon customer payment. On March 13, 2014 the Company borrowed $126,000 under the terms of an assignment of purchase order with an interest at the rate of 2% per month. Repayment is due upon customer payment.

Notes Payable	March 31, 2014	September 30, 2013
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum	$500,000	$—
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum	450,000	—
Secured note payable maturing on October 15, 2014, bearing interest at 13%	500,000	—
Secured note payable maturing on October 31, 2014, bearing interest at 18% per annum, net of debt discount of $43,000 at March 31, 2014	157,000	—
Secured purchase order loans due upon customer payment, bearing interest at 24% per annum	251,000	—
Unsecured notes payable, maturing on December 15, 2014, bearing interest at 13% per annum	525,000	—

Total short-term debt obligations	$2,383,000	$—

Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	—	$497,000
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum, net of debt discount of $5,000 at September 30, 2013	—	445,000
Secured note payable maturing on October 15, 2014, bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	—	497,000
Unsecured notes payable, maturing on December 15, 2013, bearing interest at 13% per annum, net of debt discount of $2,000 at September 30, 2013	—	523,000

Total long-term obligations	$—	$1,962,000

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were 2,305,000 performance options granted during the six months ended March 31, 2013, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2013, not including the non-cash charge for these options. Subsequently the requirement that the Company reports Income from Operations, not including the non-cash charge for these options, was extended to the fiscal year ended September 30, 2014. There were no options granted during the six months ended March 31, 2014.

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

A summary of the Company’s stock option activity as of March 31, 2014, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2013	2,305,000	$0.18	4.39
Granted	—
Exercised	—
Forfeited, Expired or Cancelled	—

Outstanding at March 31, 2014	2,305,000	$0.18	3.89	$—

Exercisable at March 31, 2014	—	—	—	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.07 at March 31, 2014.

There were 2,305,000 non-vested stock options as of March 31, 2014.

There was no compensation expense related to outstanding options for the three and six months ended March 31, 2014 and 2013.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At March 31, 2014 and 2013, 7,187,000 and 6,199,000 warrants were outstanding and 7,187,000 and 6,199,000 warrants were vested, respectively.

There was no compensation expense related to outstanding warrants for the three and six months ended March 31, 2014 and 2013.

10. INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2014 and September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of March 31, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended March 31, 2014, deferred income tax assets and the corresponding valuation allowance increased by 409,000.

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

13. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of March 31, 2014, the Company determined that no such impairment indicators exist.

14. SUBSEQUENT EVENTS

Management evaluated all other activity through the date that the consolidated financial statements were issued, and concluded that the only subsequent events that occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements were two additional $25,000 loans made in April which are due on July 20, 2014 with accrued interest at 18% per annum. The maturity date automatically extends to October 15, 2014 if the Company receives additional funding.

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

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended March 31, 2014 were $16,000 compared to revenues of $961,000 for the quarter ended March 31, 2013. In the quarter ended March 31, 2014, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended March 31, 2013, 98% of revenues were from sales of our NightHunter products to the military.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 63% and 47% for the quarters ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $84,000 to $384,000 for the quarter ended March 31, 2014 as compared to $468,000 for the quarter ended March 31, 2013. The decrease is primarily attributed to the reductions in Board and management compensation and benefits of $84,000.

Research & Development: Research and development expenses decreased by $7,000 to $101,000 for the quarter ended March 31, 2014 compared to $108,000 for the quarter ended March 31, 2013.

Other Income (Expense): For the quarter ended March 31, 2014 interest expense was $101,000 compared to $173,000 of interest expense for the quarter ended March 31, 2013. The decrease of $72,000 is attributed to interest payments made in settlement for note balances outstanding during the quarter ended March 31, 2013 and lower amortization of debt discount in the quarter ended March 31, 2014.

Net Income (Loss): Lower revenues in the quarter ended March 31, 2014 account for net loss of $576,000 compared to a net loss of $293,000 for the quarter ended March 31, 2013.

Six months ended March 31, 2014 compared to the six months ended March 31, 2013

Revenues: Revenues for the six months ended March 31, 2014 were $79,000 compared to revenues of $1,118,000 for the six months ended March 31, 2013. For the six months ended March 31, 2014, 79% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 21% were from sales of SuperVision units. For the six months ended March 31, 2013, 90% of revenues were from sales of our NightHunter products to the military market and 10% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 44% and 48% for the six months ended March 31, 2014 and 2013, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $86,000 to $799,000 for the six months ended March 31, 2014 as compared to $885,000 for the six months ended March 31, 2013. The reduction is primarily attributable to decreases in Board and management compensation and benefits of $93,000.

Research & Development: Research and development expenses increased by $2,000 to $229,000 for the six months ended March 31, 2014 compared to $227,000 for the six months ended March 31, 2013.

Other Income (Expense): For the six months ended March 31, 2014 interest expense was $184,000 compared to $212,000 of interest expense for the six months ended March 31, 2013. The decrease of $28,000 is attributed to interest payments made in settlement for note balances outstanding during the quarter ended March 31, 2013 and lower amortization of debt discount in the six months ended March 31, 2014.

Net Income (Loss): Lower revenues for the six month period ended March 31, 2014 accounted for a net loss of $1,179,000 compared to a net loss of $787,000 for the six month months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, the Company had negative working capital of $2,338,000 and a current ratio of 0.3 to 1.0 as compared to working capital of $730,000 and a current ratio of 2.0 to 1.0 as of September 30, 2013. Current liabilities at March 31, 2014 include notes payable of $2,383,000 as described in Note 8 of these unaudited financial statements.

Our net loss of $1,179,000 for the six months ended March 31, 2014 negatively impacted cash. Significant sources of cash used in operating activities during the first six months of the current year included decreases in accounts receivable of $29,000 and inventories of $33,000 and increases in accounts payable of $192,000, accrued compensation of $77,000 and accrued expenses of $146,000. Cash used in operating activities totaled $667,000 for the six months ended March 31, 2014.

Cash flows from financing activities include the proceeds of notes payable of $451,000 due not later than October 31, 2014 or upon payment from customer.

Our financial statements for the three and six months ended March 31, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern. Based on the amount of working capital that we had on hand on March 31, 2014 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014, which is the end of the period covered by this quarterly report.

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

XENONICS HOLDINGS, INC.

Date: May 15, 2014	By:	/s/ Alan P. Magerman Alan P. Magerman Chairman of the Board Chief Executive Officer

Date: May 15, 2014	By:	/s/ Richard S. Kay Richard S. Kay Chief Financial Officer