Form 10-Q
period 2014-06-30
XENONICS HOLDINGS, INC.
filed 2014-08-14
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant had 24,975,929 shares of common stock outstanding as of August 4, 2014.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2014	2013
Rounded to the nearest thousand,, except par value	(unaudited)
Assets
Current Assets:
Cash	$9,000	$220,000
Accounts receivable	2,000	30,000
Inventories	1,017,000	1,154,000
Other current assets	23,000	27,000

Total Current Assets	1,051,000	1,431,000
Inventories	480,000	480,000
Equipment, furniture and fixtures at cost, less accumulated
depreciation of $192,000 and $187,000	5,000	11,000
Goodwill	375,000	375,000
Other assets	48,000	17,000

Total Assets	$1,959,000	$2,314,000

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$711,000	$399,000
Accrued expenses	471,000	211,000
Accrued payroll and related taxes	280,000	91,000
Notes payable current portion, net of debt discount	2,262,000	—

Total Current Liabilities	3,724,000	701,000
Notes payable, less current portion, net debt discount	43,000	1,962,000

Total Liabilities	3,767,000	2,663,000

Commitments and contingencies (Note 12)
Shareholders’ Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2014 and September 30, 2013; 24,976,000 shares issued and outstanding as of June 30, 2014 and September 30, 2013	25,000	25,000
Additional paid-in capital	27,044,000	26,879,000
Accumulated deficit	(28,877,000)	(27,253,000)

Total Shareholders’ Deficit	(1,808,000)	(349,000)

Total Liabilities and Shareholders’ Deficit	$1,959,000	$2,314,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Rounded to the nearest thousand,, except per share amounts	(unaudited)		(unaudited)
Revenues	$257,000	$373,000	$337,000	$1,492,000
Cost of goods sold	155,000	247,000	200,000	826,000

Gross profit	102,000	126,000	137,000	666,000
Selling, general and administrative	378,000	380,000	1,177,000	1,264,000
Research and development	57,000	99,000	285,000	327,000

Loss from operations	(333,000)	(353,000)	(1,325,000)	(925,000)
Other expense:
Interest (expense)	(113,000)	(127,000)	(298,000)	(340,000)

Loss before provision for income taxes	(446,000)	(480,000)	(1,623,000)	(1,265,000)
Income tax provision	—	—	2,000	2,000

Net loss	$(446,000)	$(480,000)	$(1,625,000)	$(1,267,000)

Net loss per share:
Basic and fully-diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)
Weighted average shares outstanding:
Basic and fully-diluted	24,976,000	24,976,000	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2014	2013
Rounded to the nearest thousand	(unaudited)
Cash flows from operating activities:
Net loss	$(1,625,000)	$(1,267,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,000	10,000
Amortization of debt discount	67,000	121,000
Changes in operating assets and liabilities:
Accounts receivable	28,000	(2,000)
Inventories	137,000	377,000
Other current assets	3,000	37,000
Accounts payable	312,000	79,000
Accrued expenses	253,000	57,000
Accrued payroll and related taxes	189,000	(34,000)

Net cash used in operating activities	(631,000)	(622,000)

Cash flows from investing activities:
Purchases of equipment, furniture and fixtures	—	(10,000)

Net cash used in investing activities	—	(10,000)

Cash flows from financing activities:
Proceeds of notes payable	420,000	450,000

Net cash provided by financing activities	420,000	450,000

Net decrease in cash	(211,000)	(182,000)
Cash, beginning of period	220,000	367,000

Cash, end of period	$9,000	$185,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$—	$2,000
Cash paid during the period for interest	$—	$149,000
Supplemental schedule of non-cash financing activities:
The Company issued warrants to purchase shares of common stock in connection with notes payable. The fair value of the warrants was recorded as debt discount and additional paid in capital	$19,000	$—
The Company issued warrants to purchase shares of common stock as deferred financing costs in conjunction with convertible notes payable offerings	$21,000	$—
Debt discount was recorded for the beneficial conversion feature in conjunction with convertible notes payable.	$57,000	$—

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1.	BASIS OF PRESENTATION

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants and convertible notes payable outstanding using the treasury stock method, because the exercise prices for all of the stock options and warrants outstanding was greater than the average stock price for the period. For the three and nine months ended June 30, 2014, the number of stock options (not including performance options) and warrants excluded was 7,437,000. For the three and nine months ended June 30, 2013, the number of stock options and warrants excluded was 5,349,000.

5.	ACCOUNTS RECEIVABLE SOLD TO RELATED PARTY

The Company sells, without recourse, selected receivables to a stockholder of the Company. For the three and nine months ended June 30, 2014 the aggregate amount of the receivables sold was $60,000. Receivables are sold at a 2% discount and the purchaser receives all cash collections.

6.	INVENTORIES

Inventories were comprised of :

	June 30, 2014	September 30, 2013
	(unaudited)
Raw materials	$1,054,000	$920,000
Work in process	35,000	89,000
Finished goods	408,000	625,000

Total	1,497,000	1,634,000
Less: Current portion	(1,017,000)	(1,154,000)

Long-term portion	$480,000	$480,000

7.	USE OF ESTIMATES

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to the valuation of inventories and its evaluation of goodwill impairment.

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

On October 15, 2012 the Company and the holders of the promissory notes totaling $525,000, agreed to amend the maturity dates to October 15, 2013. In conjunction with the amendment, the Company granted and issued 525,000 warrants with an exercise price of $0.285 and valued the warrants at $94,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.23, the volatility was estimated at 114%, the life of the warrants was 5 years, the risk free rate was 0.67% and the dividend yield of 0%. The value assigned to the warrants issued in conjunction with the amendment of the notes payable will be recorded as a debt discount and amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “ Debt - Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt. The extinguishment of the debt had an insignificant impact on the condensed statement of operations for the period ended March 31, 2013.

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

On January 24, 2014 the Company borrowed $125,000 under the terms of an assignment of purchase order with an interest at the rate of 2% per month. Repayment is due upon customer payment. On March 13, 2014 the Company borrowed $126,000 under the terms of an assignment of purchase order with an interest at the rate of 2% per month. Repayment is due upon customer payment. Both of these loans were repaid in May 2014.

On April 7, 2014 the Company borrowed $50,000 under the terms of a promissory note with interest at an annual rate of 10% and is due no later than October 15, 2014. In conjunction with this loan, the Company granted and issued 250,000 warrants with an exercise price of $0.12 and valued the warrants at $19,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 173%, the life of the warrants was 5 years, the risk free rate was 1.68% and the dividend yield of 0%. The value assigned to the warrants issued will be recorded as a debt discount and amortized over the life of the note.

On April 18, 2014 the Company borrowed $25,000 under the terms of a promissory note with interest at an annual rate of 18% and is due no later than October 15, 2014.

On April 21, 2014 the Company borrowed $25,000 under the terms of a promissory note with interest at an annual rate of 18% and is due no later than October 15, 2014.

The Company issued $100,000 in convertible notes on May 22, 2014. These notes require quarterly interest payments at a rate of 13% per annum and mature on May 22, 2017. They are convertible at any time to shares of stock at $0.07 per share. The Company paid a commission of $9,000 and issued 208,330 warrants with an exercise price of $0.12 per share as further compensation to the broker dealer who raised these funds.

The warrants issued to the broker dealer was valued using the Black Scholes valuation model, assuming an expected life of 5 years, an annual volatility factor of 161%, a risk free interest rate of 1.57%, and a dividend yield of 0%. The debt discount on these convertible notes payable will be amortized over the life of the notes from May 22, 2014 through May 22, 2017 on a straight line basis that approximates the effective interest rate method. In addition these notes have a beneficial conversion feature which resulted in an increase in debt discount and additional paid in capital of $57,000.

On May 27, 2014 the Company signed and Engagement letter with Sandlapper Securities LLC for a private offer and placement of three-year Convertible Senior Secured Notes up to $1,000,000, with interest at 13% per annum and an initial conversion price of $0.07 per share. Fees to be paid to Sandlapper include a 9% cash placement fee and five-year warrants to purchase 2.0833 shares of common stock of the Company for each dollar raised. As of June 30, 2014 the Company had received gross proceeds of $100,000. As of August 8, 2014 the Company had received additional gross proceeds of $215,000.

On June 25, 2014 the Company borrowed $20,000. This loan was repaid on July 10, 2014.

Notes Payable

	June 30, 2014	September 30, 2013
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum	$500,000	$—
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum	450,000	—
Secured note payable maturing on October 15, 2014, bearing interest at 13%	500,000	—
Secured note payable maturing on October 31, 2014, bearing interest at 18% per annum, net of debt discount of $23,000 at June 30, 2014	177,000	—
Unsecured note payable, maturing on October 15, 2014, bearing interest at 10% per annum, net of debt discount of $10.000	40,000	—
Unsecured notes payable, maturing on October 15, 2014, bearing interest at 18% per annum	50,000	—
Unsecured note payable, maturing in July, 2014	20,000	—
Unsecured notes payable, maturing on December 15, 2014, bearing interest at 13% per annum	525,000	—

Total short-term debt obligations	$2,262,000	$—

Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	—	$497,000
Secured note payable maturing on December 15, 2014, bearing interest at 13% per annum, net of debt discount of $5,000 at September 30, 2013	—	445,000
Secured note payable maturing on October 15, 2014, bearing interest at 13% per annum, net of debt discount of $3,000 at September 30, 2013	—	497,000
Secured convertible notes payable, maturing on May 22, 2017, bearing interest at 13% per annum, net of debt discount of $57,000	43,000	—
Unsecured notes payable, maturing on December 15, 2013, bearing interest at 13% per annum, net of debt discount of $2,000 at September 30, 2013	—	523,000

Total long-term obligations	$43,000	$1,962,000

9.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were 2,305,000 performance options granted during the nine months ended June 30, 2013, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2013, not including the non-cash charge for these options. Subsequently the requirement that the Company reports Income from Operations, not including the non-cash charge for these options, was extended to the fiscal year ended September 30, 2014. There were no options granted during the nine months ended June 30, 2014.

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

A summary of the Company’s stock option activity as of June 30, 2014, and changes during the nine months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2013	2,305,000	$0.18	4.39
Granted	—
Exercised	—
Forfeited, Expired or Cancelled	—

Outstanding at June 30, 2014	2,305,000	$0.18	3.64	$—

Exercisable at June 30, 2014	—	—	—	$—	*

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.11 at June 30, 2014.

There were 2,305,000 non-vested stock options as of June 30, 2014.

There was no compensation expense related to outstanding options for the three and nine months ended June 30, 2014 and 2013.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At June 30, 2014 and 2013, 7,437,000 and 6,199,000 warrants were outstanding and 7,437,000 and 6,199,000 warrants were vested, respectively. The totals do not include the 208,330 warrants due to be issued to Sandlapper Securities LLC for the $100,000 of money raised as of June 30, 2014.

There was no compensation expense related to outstanding warrants for the three and nine months ended June 30, 2014 and 2013.

10.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 30, 2014 and September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of June 30, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the nine months ended June 30, 2014, deferred income tax assets and the corresponding valuation allowance increased by $579,000.

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

The Company’s cash and cash equivalents are measured at fair value in the Company’s condensed consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable and accounts payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. The fair value of the notes payable and convertible notes payable are approximate fair value based on current rates offered to the Company for similar debt of the same remaining maturities.

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

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased as of December 10, 2009. The Company does not amortize goodwill. Instead, the Company evaluates goodwill annually in the fourth quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. As of June 30, 2014, the Company determined that no such impairment indicators exist.

14.	SUBSEQUENT EVENTS

Subsequent to year end, the Company received $50,000 in exchange for the exclusive distribution rights to sell the Company’s products for a three year period in Saudi Arabia. The Company will record the balance as deferred revenue and amortize it over the life of the agreement.

Management evaluated all other activity through the date that the consolidated financial statements were issued, and concluded that the only subsequent events that occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes to the condensed consolidated financial statements were the additional proceeds received since June 30, 2014 from the private placement of the Convertible Senior Secured Notes described in Note 8 above. .

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

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended June 30, 2014 were $257,000 compared to revenues of $373,000 for the quarter ended June 30, 2013. In the quarter ended June 30, 2014, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors). In the quarter ended June 30, 2013, 97% of revenues were from sales of our NightHunter products to the military.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 40% and 34% for the quarters ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $2,000 to $378,000 for the quarter ended June 30, 2014 as compared to $380,000 for the quarter ended June 30, 2013.

Research & Development: Research and development expenses decreased by $42,000 to $57,000 for the quarter ended June 30, 2014 compared to $99,000 for the quarter ended June 30, 2013. The decrease is attributed to lower compensation costs of $26,000, lower outside engineering costs of $6,000 and lower legal costs for patents of $10,000.

Other Income (Expense): For the quarter ended June 30, 2014 interest expense was $113,000 compared to $127,000 of interest expense for the quarter ended June 30, 2013. The decrease of $12,000 is attributed to lower amortization of debt discount in the quarter ended June 30, 2014.

Net Income (Loss): Lower revenues in the quarter ended June 30, 2014 account for net loss of $446,000 compared to a net loss of $480,000 for the quarter ended June 30, 2013.

Nine months ended June 30, 2014 compared to the nine months ended June 30, 2013

Revenues: Revenues for the nine months ended June 30, 2014 were $337,000 compared to revenues of $1,492,000 for the nine months ended June 30, 2013. For the nine months ended June 30, 2014, 95% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 5% were from sales of SuperVision units. For the nine months ended June 30, 2013, 92% of revenues were from sales of our NightHunter products to the military market and 8% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 41% and 45% for the nine months ended June 30, 2014 and 2013, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $87,000 to $1,177,000 for the nine months ended June 30, 2014 as compared to $1,264,000 for the nine months ended June 30, 2013. The reduction is primarily attributable to decreases in Board and management compensation and benefits of $128,000 offset by higher consulting fees of $48,000.

Research & Development: Research and development expenses decreased by $42,000 to $285,000 for the nine months ended June 30, 2014 compared to $327,000 for the nine months ended June 30, 2013. The decrease is primarily attributed to lower compensation costs of $47,000.

Other Income (Expense): For the nine months ended June 30, 2014 interest expense was $298,000 compared to $340,000 of interest expense for the nine months ended June 30, 2013. The decrease of $42,000 is attributed to lower amortization of debt discount in the nine months ended June 30, 2014.

Net Income (Loss): Lower revenues for the nine month period ended June 30, 2014 accounted for a net loss of $1,617,000 compared to a net loss of $1,267,000 for the nine months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, the Company had negative working capital of $2,716,000 and a current ratio of 0.3 to 1.0 as compared to working capital of $730,000 and a current ratio of 2.0 to 1.0 as of September 30, 2013. Current liabilities at June 30, 2014 include notes payable of $2,262,000 as described in Note 8 of these unaudited financial statements.

Our net loss of $1,625,000 for the nine months ended June 30, 2014 negatively impacted cash. Significant sources of cash used in operating activities during the first nine months of the current year included decreases in accounts receivable of $28,000 and inventories of $137,000 and increases in accounts payable of $312,000, accrued compensation of $189,000 and accrued expenses of $253,000. Cash used in operating activities totaled $631,000 for the nine months ended June 30, 2014.

Cash flows from financing activities include the proceeds of notes payable of $420,000 due not later than October 31, 2014.

Our financial statements for the three and nine months ended June 30, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern. Based on the amount of working capital that we had on hand on June 30, 2014 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014, which is the end of the period covered by this quarterly report.

Based upon the evaluation conducted by management in connection with the review of the Company’s financial statements for the quarter ended June 30, 2014, the Company identified a significant deficiency in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The significant deficiency in internal control over financial reporting that was identified is as follows:

Management did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. We are committed to improving our accounting and financial reporting functions. We will continue to monitor and evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional improvements, as necessary and as funds allow.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Quarterly Report on Form 10-Q of Xenonics Holdings, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of June 30, 2014 and September 30, 2013; (2) Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013; (3) Consolidated Statements of Cash Flows for nine months ended June 30, 2014 and 2013; and (4) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: August 14, 2014	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board
Chief Executive Officer

Date: August 14, 2014	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer