Form 10-K
period 2014-09-30
XENONICS HOLDINGS, INC.
filed 2015-01-13
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    ☐  Yes    ☒  No

The aggregate market value of the common stock held by non-affiliates of the registrant as of March 31, 2014 was approximately $1,748,000.

There were 24,975,929 shares of the registrant’s common stock outstanding on December 4, 2014.

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

PART I

Item 1. Business

Overview

We design, manufacture and market high-end, high-intensity portable illumination products and low light viewing systems (night vision). Our core product lines consists of lightweight, long-range, ultra-high intensity, multi-purpose illumination and high definition night vision used in a wide variety of applications by the military, law enforcement, security, search and rescue and, to a lesser extent, in commercial markets.

We market our illumination products under the NightHunter brand name and night vision under the SuperVision brand. The NightHunter series of products is produced in a variety of configurations to suit specific customer needs. These include compact hand-held systems for foot-borne personnel and systems mounted to weapons, vehicles, towers and buildings and a variety of other platforms, for hands-free operations. These NightHunter illumination systems are used for reconnaissance, surveillance, search and rescue, physical security, target identification, navigation, and non-lethal deterrence. The systems allow the user to illuminate an area, an object or a target with visible or non-visible light, thereby improving visibility.

The SuperVision products bring a new category to night vision using a high resolution HDTV display with an ultra-sensitive image sensor and a proprietary Digital Signal Processor (DSP). This all digital format brings capabilities comparable to high end military analog systems at less than half the price. In addition the digital format provides the ability to zoom. The price and capability opens the market to law enforcement and the military as well as the general consumer, whether in the maritime environment, hunting, camping, security, or any other activity done in a low light situation.

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

We have 14 utility and design patents issued and no pending applications, including 1 granted foreign patent. Our NightHunter illumination line of products has 9 US utility and design patents issued, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our SuperVision night vision product line we have 5 US utility and design patents issued and no pending applications. In addition, for our Supervision night vision product line, we have 1 granted foreign patent and no pending foreign applications.

Our Products

The NightHunter ultra-high intensity series of illumination products currently consists of three versatile compact illumination systems — NightHunter ONE, NightHunter EXT, and NightHunter 3, which replaced the NightHunter II. The NightHunter ONE is the Department of Defense standard for non-lethal/escalation of force capability sets, while the NightHunter 3 has been added to the U.S. Army Table of Allowance (TOA) for crew-served weapons vehicles and hands-free use. Our products are lightweight, ruggedized for operation in harsh environments, and allow users to illuminate objects with visible or infrared (IR) light at distances of more than one mile. With our infrared filter accessory in place, the NightHunter products emit near-infrared light that is invisible to the naked eye, but when used with night vision devices or low-light cameras, they can illuminate a target without the target knowing that it is being illuminated. Each NightHunter product incorporates a mechanical focusing design that enables the user to vary the flood spread of the beam. For example, the systems can be focused at a 0.5° spread that results in only a 60-90 foot footprint at one mile, or at a 10° spread that results in a 900 foot footprint at one mile. Unlike other high intensity lighting systems (and traditional flashlights), the NightHunter products do not have a “black hole” at the center of the light beam that obstructs the field of view (that is, there is no “blind spot” in the beam), allowing the user to keep the illumination centered on the target area. Our NightHunter One and NightHunter 3 products all have an internal rechargeable battery and built-in charger. In addition, the NightHunter One, NightHunter ext and NightHunter 3 can be operated from external power sources. Depending on the functionality and accessories of the product, the retail prices for our ultra-high intensity products range from $3,000 to over $6,000.

The SuperVision high definition night vision integrates an ultra-sensitive IR/visible image sensor, zoom capability, a HDTV near-eye display and a proprietary Digital Signal Processor (DSP) to bring new capabilities to a wide variety of customers who work or play at night. Operating in both the visible and near infrared spectrum SuperVision allows the user to operate from dusk to dark. SuperVision can operate with or without an illuminator and with its extended IR spectrum in excess of 1,000 nanometers it can operate well past the range of a conventional analog tube night vision system. With a retail price of just $1,799 it is affordable at the local law enforcement level as well as with commercial customers. Since its original introduction, we have expanded the SuperVision product line to specifically address customer needs. These include the SuperVision Tactical Package, the Supervision Video Out and the SuperVision Patrol Package. The Tactical Package was specifically designed for the law enforcement community and packages the SuperVision with a Tactical IR in a waterproof case. The SuperVision Video Out added the ability to connect video signal to a recording device, monitor or both for surveillance or evidence gathering. This unit runs for up to eight hours on external DC or AC power, as well as its rechargeable battery. The SuperVision Patrol Package provides for the mounting of SuperVision unit inside a patrol vehicle and view, control and record video from the vehicle’s onboard computer. The Patrol Packages also allows situations to be approached at night with lights out to quickly assess what’s occurring at a safe distance from inside the vehicle.

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

Military Forces of the United States and Foreign Allies

Military forces in the United States currently represent the primary target market for our NightHunter products. Through September 30, 2014, we have sold more than $50,000,000 of NightHunter brand illumination systems into this market, which is estimated at over $700,000,000. Our customers include the U.S. Army, the U.S. Air Force, the U.S. Navy and the U.S. Marine Corps.

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

Intellectual Property

We have 14 utility and design patents issued and no pending applications, including 1 granted foreign patent. Our NightHunter illumination line of products has 9 US utility and design patents issued, including patents for our technology platform, which applies high efficiency dimmable electronic ballast circuitry and precision optics to xenon light to produce an illumination device that delivers improved performance over current technologies. For our SuperVision night vision product line we have 5 US utility and design patents issued and no pending applications. In addition, for our Supervision night vision product line, we have 1 granted foreign patent and no pending foreign applications.

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

During the fiscal years ended September 30, 2014 and 2013, we spent $362,000 and $343,000, respectively, on research and development.

Employees

As of September 30, 2014, we employed 10 persons. There are three officers on our executive management team, three persons are employed in operations, one person in engineering, one person in customer service and two persons in administrative support. We are not a party to any collective bargaining agreements.

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

Risks Related to Our Business

Uncertainty as a Going Concern.

Our future existence remains uncertain and the report of our independent auditors on our financial statements for the year ended September 30, 2014 includes an explanatory paragraph relating to our ability to continue as a going concern. We have suffered substantial losses from operations and require additional financing. During the year ended September 30, 2014 the Company raised $1,426,000 of additional financing. Ultimately we need to generate additional revenues and attain profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. There can be no assurance that we will be able to generate additional revenue or obtain additional financing.

Fluctuations in our quarterly and annual operating results make it difficult to assure future positive cash flows from operations.

For the most recent fiscal year ended September 30, 2014, we had a net loss of $2,597,000 on revenues of $830,000, compared to a net loss of $1,542,000 on revenues of $2,383,000 for the year ended September 30, 2013. For the fiscal year ended September 30, 2012, we had a net loss of $2,189,000 on revenues of $2,164,000. For the fiscal year ended September 30, 2011, we had a net loss of $92,000 on revenues of $7,179,000. For the fiscal year ended September 30, 2010, we had a net loss of $1,781,000 on revenues of $4,397,000. Since our revenues are primarily dependent upon the receipt of large orders from the military and other governmental organizations, for which orders are sporadic and unpredictable, our revenues fluctuate significantly from quarter to quarter and from year to year. No assurance can be given that we will generate sales at any specific levels or that any additional sales that may be generated will result in the profitability or viability of our Company.

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

To date, all of our revenues have been generated from the sales of our NightHunter illumination system products - the NightHunter One, NightHunter II (now discontinued), NightHunter 3 and NightHunter ext - related accessories and SuperVision. In addition to the NightHunter models and SuperVision with tactical illumination, we are now marketing the NightHunter 3. The profitability and viability of our Company is dependent upon our continued ability to manufacture, sell and ship our illumination products and SuperVision, and any delay or interruption in our ability to market, sell, or ship our NightHunter illumination systems or SuperVision and related accessories will have a material adverse effect on our business and financial condition. However, the Company has never missed a required delivery date for orders received.

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

We are currently authorized to issue up to 50,000,000 shares of common stock. To the extent that common shares are available for issuance, our board of directors has the ability, without seeking shareholder approval, to issue additional shares of common stock in the future for such consideration as the board of directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the common stock held by our existing shareholders. The Company can increase the number of authorized shares of common stock, but only with shareholder approval.

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

There are currently outstanding stock options and warrants entitling the holders to purchase 10,674,000 shares of our common stock, including a number of options granted to directors, officers, employees and consultants that are subject to vesting and financial performance conditions. These options and warrants have exercise prices ranging from $0.12 per share to $0.65 per share. It is likely that many of the holders of these options and warrants will exercise and sell shares of our common stock when the stock price exceeds their exercise price. Substantial option and warrant exercises and subsequent stock sales by our option and warrant holders would significantly dilute the ownership interests of our existing shareholders.

The conversion of outstanding convertible debt would dilute the ownership interests of our existing shareholders.

Currently we have $981,000 of three-year convertible notes payable with interest at 13% per annum entitling note holders to purchase 14,014,000 shares of our common stock at $0.07 per share. It is likely that many of the note holders will exercise and sell shares of our common stock when the stock price exceeds their conversion price. Substantial conversions and subsequent stock sales by our note holders would significantly dilute the ownership interests of our existing shareholders.

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

Year ended September 30, 2014	High	Low
First Quarter	$0.15	$0.08
Second Quarter	$0.15	$0.06
Third Quarter	$0.17	$0.06
Fourth Quarter	$0.22	$0.11

Year ended September 30, 2013	High	Low
First Quarter	$0.41	$0.10
Second Quarter	$0.23	$0.15
Third Quarter	$0.20	$0.14
Fourth Quarter	$0.19	$0.06

As of September 30, 2014, there were 24,975,929 common shares outstanding and 41 shareholders of record, not including shareholders who hold their stock in “street name”.

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

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended September 30, 2014.

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

Revenue Recognition and Accounts Receivable - The Company recognizes revenue upon shipment and transfer of title and when it has evidence that payment arrangements exist and the price to the buyer is fixed through signed contracts or purchase orders. Collectability is reasonably assured through one or more of the following: government purchase, historical payment practices or review of new customer credit. Customers do not have the right to return product unless it is damaged or defective.

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

Tax Valuation Allowance –A tax valuation allowance is established, as needed, to reduce net deferred tax assets to the amount for which recovery is probable. We have established a full valuation allowance against our U.S. net deferred tax assets because of our history of losses. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize a portion of or their full value.

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

Goodwill - We review goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2014, we performed a goodwill impairment evaluation. We performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of our analysis, we concluded an impairment test was required. Based on the results of our impairment test, we have concluded that an impairment loss was not warranted at September 30, 2014.

Derivative Liabilities – The Company accounts for the convertible notes payable in accordance with ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

Results of Operations

Year ended September 30, 2014 compared to September 30, 2013

We operate in the security lighting systems and night vision industries. The majority of our revenues were derived from sales of our illumination products to various customers, primarily the military.

Revenues: Revenues for the year ended September 30, 2014 were $830,000 compared to revenues of $2,383,000 for the year ended September 30, 2013. In the year ended September 30, 2014, we sold $802,000 or 97% of our NightHunter products to the U.S. Government, which includes both direct sales to the military (U.S. Army and U.S. Marines and military resellers) as well as domestic and international military resellers. This compares to $2,279,000 or 95% of revenue to the military market (U.S. Army, U.S. Marines and military resellers) in 2013. Shipments to military, law enforcement and commercial customers of our SuperVision product accounted for 3% of revenues for the year ended September 30, 2014 and 5% for the year ended September 30, 2013.

Cost of Goods and Gross Profit: Cost of goods consist of our cost of manufacturing our NightHunter One, NightHunter 3 and SuperVision products.

The gross profit percentage on revenue was 32% and 39% for the years ended September 30, 2014 and 2013, respectively. The decrease in the gross profit percentage was caused by lower sales and the change in product mix which has varying margins.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $68,000 to $1,587,000 for the year ended September 30, 2014 as compared to $1,655,000 for the year ended September 30, 2013. The reduction is primarily attributable to decreases in Board and management compensation and benefits of $97,000 and investor relations expenses of $48,000, offset by increases in consulting fees of $36,000 and higher legal expenses of $48,000.

Research & Development: Research and development expenses increased by $19,000 to $362,000 for the year ended September 30, 2014 as compared to $343,000 for the year ended September 30, 2013. Lower sales for the year ended September 30, 2014, produced higher engineering overhead charges.

Other Expenses: For the years ended September 30, 2014 and 2013, Other expenses includes a derivative loss for fiscal year 2014 of $248,000, compared to none for fiscal year 2013. Derivative liabilities recorded as of September 30, 2014 include convertible debt instruments with variable conversion elements and warrant liabilities. Interest expense for the year ended September 30, 2014 was $631,000 compared to $467,000 for fiscal year 2013. Included in the current year interest expense is $204,000 of non-cash expenses related to the new convertible notes payable. The increase of $164,000 is attributed to the increase in interest for additional notes payable and debt discount amortization for the new convertible notes payable.

Provision for Income Taxes: For the years ended September 30, 2014 and 2013, the provision for income tax was $2,000, which represents the minimum annual payments for state taxes.

Net Loss: Lower sales and increases in other expenses in the current year accounted for a net loss of $2,597,000 when compared to a net loss of $1,542,000 for the prior year.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As reflected in the accompanying financial statements, we have an accumulated deficit of $29,849,000 as of September 30, 2014. Our continued existence is dependent on our ability to obtain orders for our products and/or additional equity and/or debt financing to support planned operations and satisfy obligations. There is no assurance that we will be able to obtain enough orders for our products or additional financing to support our current operations.

Historically, we have invested substantial resources in the development of our products and in the establishment of our business, which negatively impacted our cost structure and created the accumulated deficit of $29,849,000. Our net loss of $2,597,000 negatively impacted cash. Significant sources of cash provided by operating activities included a decrease in inventories of $453,000 and an increase in accounts payable of $193,000. Cash used in operating activities totaled $1,315,000. Cash flows provided by financing activities included $300,000 of proceeds (net of repayments) from notes payable and $981,000 from convertible notes payable.

Currently we do not anticipate any material capital expenditures during the fiscal year ending September 30, 2015.

As of September 30, 2014, the Company had working capital of $39,000 and a current ratio of 1.03 to 1 as compared to working capital of $730,000 and a current ratio of 2.0 to 1 as of September 30, 2013. Cash on hand at the end of the year decreased by $90,000 from the amount of cash on hand as of September 30, 2013.

As discussed in Note 8 in the Notes to Consolidated Financial Statements, all of the note holders have agreed to extend the due dates to June 23, 2017.

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

Based on the amount of working capital that we had on hand on September 30, 2014 and the amount of unfilled and potential domestic and international orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. Management remains optimistic about our growth opportunity. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

XENONICS HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Xenonics Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Xenonics Holdings, Inc. and subsidiary (collectively, the “Company”) as of September 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

SingerLewak LLP

Irvine, California

January 13, 2015

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
Rounded to the nearest thousand, except par value
Assets
Current assets:
Cash and cash equivalents	$130,000	$220,000
Accounts receivable	432,000	30,000
Inventories, net	701,000	1,154,000
Deferred financing costs, current portion	55,000	—
Other current assets	19,000	27,000

Total Current Assets	1,337,000	1,431,000
Inventories, net Equipment, furniture and leasehold improvements at cost, net	444,000 5,000	480,000 11,000
Deferred financing costs, less current portion, net	103,000	—
Goodwill	375,000	375,000
Other assets	20,000	17,000

Total Assets	$2,284,000	$2,314,000

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$593,000	$399,000
Accrued expenses	207,000	153,000
Accrued payroll and related taxes Accrued interest	131,000 367,000	91,000 58,000

Total Current Liabilities	1,298,000	701,000
Notes payable, net of debt discount	2,271,000	1,962,000
Derivative liabilities	904,000	—
Convertible notes payable, net of debt discount	74,000	—

Total Liabilities	4,547,000	2,663,000

Commitments and contingencies (Note 14)
Shareholders’ deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of September 30, 2014 and 2013; 24,976,000 shares issued and outstanding as of September 30, 2014 and 2013	25,000	25,000
Additional paid-in capital	27,561,000	26,879,000
Accumulated deficit	(29,849,000)	(27,253,000)

Total Shareholders’ Deficit	(2,263,000)	(349,000)

Total Liabilities and Shareholders’ Deficit	$2,284,000	$2,314,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

Rounded to the nearest thousand, except per share amounts	Years ended September 30,
	2014	2013
Revenue, net	$830,000	$2,383,000
Cost of goods sold	566,000	1,458,000

Gross profit	264,000	925,000
Selling, general and administrative	1,587,000	1,655,000
Research and development	362,000	343,000

Loss from operations	(1,685,000)	(1,073,000)
Other expenses:
Interest expense	(631,000)	(467,000)
Amortization of deferred financing costs	(31,000)	—
Change in fair value of derivative liability	(248,000)	—

Loss before provision for income taxes	(2,595,000)	(1,540,000)
Income tax provision	2,000	2,000

Net loss	$(2,597,000)	$(1,542,000)

Net loss per share:
Basic and fully-diluted	$(0.10)	$(0.06)

Weighted average shares outstanding
Basic and fully-diluted	24,976,000	24,976,000

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

Rounded to the nearest thousand	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at September 30, 2012	24,976,000	$25,000	$26,681,000	$(25,710,000)	$996,000
Warrants issued for new loans and extensions			198,000		198,000
Net loss				(1,542,000)	(1,542,000)

Balances at September 30, 2013	24,976,000	$25,000	$26,879,000	$(27,252,000)	$(348,000)
Warrants issued for new loans and extensions			87,000		87,000
Beneficial conversion feature in convertible notes			595,000		595,000
Net loss				(2,597,000)	(2,597,000)

Balances at September 30, 2014	24,976,000	$25,000	$27,561,000	$(29,849,000)	$(2,263,000)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Rounded to the nearest thousand	Years ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,597,000)	$(1,542,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,000	14,000
Amortization of debt discount and non-cash interest expense on convertible notes	330,000	185,000
Inventory reserve	36,000	—
Amortization of deferred financing costs	8,000	—
Change in fair value of derivative liability	248,000	—
Changes in operating assets and liabilities:
Accounts receivable	(402,000)	27,000
Inventories	453,000	483,000
Other current assets	5,000	55,000
Accounts payable	193,000	118,000
Accrued expenses	56,000	48,000
Accrued interest	309,000	29,000
Accrued payroll and related taxes	40,000	(4,000)

Net cash used in operating activities	(1,315,000)	(587,000)

Cash flows from investing activities
Purchases of equipment, furniture and fixtures	—	(10,000)

Net cash used in investing activities	—	(10,000)

Cash flows from financing activities:
Proceeds of notes payable	445,000	450,000
Repayments of debt	(145,000)	—
Proceeds of convertible notes payable	981,000	—
Deferred financing costs	(56,000)	—

Net cash provided by financing activities	1,225,000	450,000

Net decrease in cash	(90,000)	(147,000)
Cash and cash equivalents, beginning of period	220,000	367,000

Cash and cash equivalents, end of period	$130,000	$220,000

Supplemental cash flow information:
Cash paid during the year for income taxes	$—	$2,000
Cash paid during the year for interest	$—	$213,000
Supplemental schedule of non-cash financing activities:
The Company issued warrants to purchase shares of common stock for the extension of notes payable
The fair value of the warrants was recorded as debt discount and additional paid in capital	$87,000	$198,000
The Company issued warrants to purchase shares of common stock as deferred financing costs in conjunction with convertible notes payable offerings	$110,000	$—
Debt discount was recorded for the beneficial conversion feature in conjunction with convertible notes payable	$595,000	$—
Debt discount was recorded for the derivative liability created in conjunction with convertible notes payable	$546,000	$—

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

2. GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses since inception of $29,849,000 and currently has revenues which are insufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Holdings and its 100% owned subsidiary Xenonics.

Use of Estimates - The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates relate to:

•	Allowance for Doubtful Accounts

•	Tax Valuation Allowance

•	Inventory Valuation

•	Goodwill Impairment

•	Derivative Liabilities

Cash and Cash Equivalents - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company considers highly liquid money market investments with original maturities of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents with high-credit quality financial institutions. At times, such amounts may exceed federally insured limits; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on its cash equivalent accounts.

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

Deferred Financing Costs - Debt issuance costs incurred in connection with the issuance of long-term debt (see Note 9) are capitalized and amortized to interest expense over the life of the related debt agreements using the straight-line method, which approximates the effective interest method. For the years ended September 30, 2014 and 2013, interest expense totaling $8,000 and $0, respectively, was related to amortization of deferred financing costs. The unamortized amounts are included in current and other assets in the accompanying consolidated balance sheets.

Long-Lived Assets - The Company reviews long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less costs to sell.

Goodwill - We review goodwill for possible impairment or loss of value at least annually or more frequently upon the occurrence of an event or when circumstances indicate that a reporting unit’s carrying amount is greater than its fair value. At September 30, 2014, we performed a goodwill impairment evaluation. We performed qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of our analysis, we concluded an impairment test was required. Based on the results of our impairment test, we have concluded that an impairment loss was not warranted at September 30, 2014.

Derivative Liabilities - The Company accounts for the convertible notes payable in accordance with ASC 815 which defines determining whether an instrument (or embedded feature) is solely indexed to an entity’s own stock. Under ASC 815 the Company is required to (1) evaluate an instrument’s contingent exercise provisions and (2) evaluate the instrument’s settlement provisions. The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

Fair Values, Inputs and Valuation Techniques for Financial Assets and Liabilities Disclosures -The fair value measurements and disclosure guidance defines fair value and establishes a framework for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In accordance with this guidance, the Company has categorized its recurring basis financial assets and liabilities into a three-level fair value hierarchy based on the priority of the inputs to the valuation technique.

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

The following sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value in the balance sheet as of September 30, 2014:

Level 1 The Company’s cash and cash equivalents are measured using level 1 inputs.

Level 2 The Company’s embedded derivative liabilities and warrant liabilities are measured on a recurring basis using Level 2 inputs.

Level 3 The Company’s Goodwill impairment analysis was based principally on measurements using Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the notes are converted or paid off. See Note 9 below for more information about these liabilities and the inputs used for calculating fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

Disclosures for Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis –The Company also measures the fair value of certain assets on a non-recurring basis, generally on an annual basis, or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include long lived assets and finite-lived intangible assets and goodwill impairment judgments.

The Company utilized the income and cost valuation approach to determine the fair value used in its impairment analysis with an undiscounted cash flow model and a replacement cost model. The Company has determined the inputs used in such analysis as Level 3 inputs. During the year ended September 30, 2014, the Company determined that the fair value of its long lived assets and finite-lived assets exceeded their carrying values. Accordingly, the Company has not recorded any impairment charges during the year ended September 30, 2014.

Fair Value Of Financial Instruments — The Company’s principal financial instruments represented by cash and equivalents, accounts receivable and accounts payable, approximate their fair value due to the short-term nature of these items. The carrying mounts reported for debt obligations approximate fair value due to the effective interest rate of these obligations reflecting the Company’s current borrowing rate.

Accounts Receivable – The Company provides for the possibility of customers’ inability to make required payments by recording an allowance for doubtful accounts. The Company writes-off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. In some circumstances the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company records an allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of September 30, 2014 and 2013, there was no allowance for doubtful accounts. The Company allows its customers to return damaged or defective products following a customary return merchandise authorization process. The Company utilizes actual historical return rates to determine its allowance for returns each period. Gross sales are reduced by estimated returns and cost of goods sold is reduced by the estimated cost of those sales. The Company records a corresponding allowance for the estimated liability associated with the estimated returns. This estimated liability is based on the gross margin of the products corresponding to the estimated returns. This allowance is offset each period by the actual product returns. As of September 30, 2014 and 2013, the Company determined that no allowance for sales returns was necessary.

Concentrations of Credit Risk - The Company provides credit to its customers in the normal course of business. During the year ended September 30, 2014, three customers accounted for 54%, 33% and 7%, respectively, of total product sales. One customer represented 98% of accounts receivable at September 30, 2014. During the year ended September 30, 2013, one customer accounted for 88% of total product sales. The Company had no accounts receivable due from this customer at September 30, 2013. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations.

Inventories - Inventories are stated at the lower of cost or market. Cost is computed using weighted average cost, which approximates actual cost, on a first-in, first-out basis. Inventories on hand are evaluated on an on-going basis to determine if any items are obsolete or in excess of future needs. Items determined to be obsolete are reserved for. As of September 30, 2014 the Company determined that a reserve of $267,000 was required. As of September 30, 2013 the Company determined that a reserve of $185,000 was required.

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

Advertising Costs – Advertising costs are expensed as incurred. For the years ended September 30, 2014 and 2013 there were no expenditures for advertising.

Cost of Goods Sold - Cost of goods sold includes raw materials and components, labor, and manufacturing overhead. Also included are the costs related to outside production of product through an exclusive manufacturing agreement.

Income Taxes - Income taxes are provided for the effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to differences between the basis of certain assets and liabilities for financial and income tax reporting, as well as net operating loss (NOL) and credit carryovers. Deferred taxes are classified as current or non-current depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred tax assets if it is more likely than not that all, or some portion of, such deferred tax assets will not be realized.

The Company makes a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for uncertain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of September 30, 2014 and September 30, 2013, the Company does not have a liability for unrecognized tax benefits. The Company concluded that there are no uncertain tax positions.

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common shareholders by the weighted average number of common shares outstanding. Diluted net loss per share includes the dilutive effect, if any, from the potential exercise of stock options and warrants and conversion of convertible debt using the treasury stock method.

The weighted average shares outstanding used in the calculations of net loss per share were as follows:

	For the years ended September 30,
	2014	2013
Shares outstanding, beginning	24,976,000	24,976,000
Weighted average shares issued (purchased)	—	—

Weighted average shares outstanding - Basic and fully-diluted	24,976,000	24,976,000

Potential common shares not included in the calculation of net loss per share, as their effect would be anti-dilutive, are as follows:

	September 30,
	2014	2013
Stock options and warrants	10,674,000	8,504,000
Convertible debt shares	14,014,000	—

	24,688,000	8,504,000

Research and Development - Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing improvements in current products.

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

4. ACCOUNTS RECEIVABLE SOLD TO RELATED PARTY

The Company sells, without recourse, the receivables arising for selected customers to a stockholder of the Company. For the year ended September 30, 2014 the aggregate amount of the receivables sold was $60,000. For the year ended September 30, 2013 the aggregate amount of the receivables sold was $878,000. Receivables are sold at a 2% discount, the purchaser receives all cash collections.

5. INVENTORIES

Inventories (net of reserves) were comprised of:

	September 30, 2014	September 30, 2013
Raw materials	$961,000	$920,000
Work in process	50,000	89,000
Finished goods	135,000	625,000

Total Less: Current portion	1,145,000 (701,000)	1,634,000 (1,154,000)

Long-term portion	$444,000	$480,000

Because the sales of the Company’s SuperVision and Illuminator products have been less than expected, the Company has re-classified the inventories of these products to long-term and recorded the required discount at the applicable rate of 18.4%.

6. FIXED ASSETS

Fixed assets consist of the following:

	Estimated Useful Lives	September 30, 2014	September 30, 2013
Equipment and software	5	$131,000	$131,000
Furniture and leasehold improvements	7	67,000	67,000

		198,000	198,000
Less: accumulated depreciation and amortization		(193,000)	(187,000)

		$5,000	$11,000

Depreciation expense was $6,000 and $14,000 for the years ended September 30, 2014 and 2013, respectively.

7. GOODWILL

The $375,000 recorded as goodwill represents the excess of the purchase price over the recorded minority interest of the Xenonics common stock repurchased. The Company issued 275,000 shares of common stock with a guaranteed market value of $375,000 as of December 10, 2009. In accordance with current accounting guidance, goodwill is not amortized and is tested at least annually for impairment at the reporting unit level. The Company performs this annual analysis in the fourth quarter of each fiscal year and in any other period in which indicators of impairment warrant additional analysis. The goodwill analysis is a two-step process. The Company performed a qualitative assessment of factors to determine whether it was necessary to perform the goodwill impairment test. Based on the results of our analysis, we concluded an impairment test was required.

Management performed an impairment test by calculating the fair value of the reporting unit and comparing this calculated fair value with the carrying value of the reporting unit. Included in this evaluation are certain assumptions and estimates to determine the fair values of reporting units such as estimates of future cash flows and discount rates, as well as assumptions and estimates related to the valuation of other identified intangible assets. Changes in these assumptions and estimates or significant changes to the market value of our common stock could materially impact our results of operations or financial position. As of September 30, 2014, the quantitative evaluation of the goodwill in accordance with ASC 350 indicated that the fair value was more than its carrying amount, including goodwill, and thus no goodwill impairment was triggered.

8. NOTES PAYABLE

On July 15, 2009 the Company borrowed $525,000 under the terms of promissory notes due July 15, 2012 with interest only payments due quarterly at an annual rate of 13%. The Company has modified these notes several times since issuance and has properly evaluated and accounted for each modification.

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

On December 20, 2012 the Company and the holders of the two promissory notes totalling $500,000 agreed to amend the due date to January 15, 2013. The Company evaluated the amendment under ASC 470-50, Debt-Modification and Extinguishment, and concluded that the amendment was not significant and were therefore treated as debt modification.

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

On December 10, 2013 the Company and the holders of the unsecured promissory notes for $525,000 agreed to amend the due date to October 15, 2014. In conjunction with the amendment, the Company granted and issued 262,500 warrants with an exercise price of $0.12 and valued the warrants at $18,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 1.51% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes. The Company evaluated amendment under ASC 470, “Debt - Modification and Extinguishment,” and concluded that the extension and additional warrants resulted in significant and consequential changes to the economic substance of the debt and thus resulted in an extinguishment of the debt.

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

On November 13, 2014, the due dates for the principal balances for all of these loans were extended to June 23, 2017 pursuant to an agreement between the Company and the holders of the promissory notes and all notes became secured by substantially all of the assets of the Company.

Notes Payable	September 30, 2014	September 30, 2013
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum, net of debt discount of $-0- and $5,000 as of September 30, 2014 and 2013, respectively	$450,000	$445,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum, net of debt discount of $-0- and $3,000 as of September 30, 2014 and 2013, respectively	500,000	497,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum, net of debt discount of $-0- and $3,000 as of September 30, 2014 and 2013, respectively	500,000	497,000
Secured note payable maturing on June 23, 2017, bearing interest at 18% per annum, net of debt discount of $2,000 at September 30, 2014	198,000	—
Secured note payable, maturing on June 23, 2017, bearing interest at 10% per annum, net of debt discount of $2,000 at September 30, 2014	48,000	—
Secured notes payable, maturing on June 23, 2017, bearing interest at 18% per annum	50,000	—
Secured notes payable, maturing on June 23, 2017, bearing interest at 13% per annum, net of debt discount of $-0- and $2,000 as of September 30, 2014 and 2013, respectively	525,000	523,000

Total long-term notes payable	$2,271,000	$1,962,000

Future payments under long-term notes payable as of September 30, 2014 are as follows:

2017	$2,275,000

Total	$2,275,000

9. SECURED CONVERTIBLE NOTES PAYABLE

XNNH Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $638,000. The convertible promissory notes bear interest at a rate of 13% per annum and are convertible at the option of the holder into common stock of the Company at a conversion rate of $0.07 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging, and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt, and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $595,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to Additional Paid in Capital) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. As of September 30, 2014, $573,000 of the note discount remains unamortized. The notes are due three years from issuance and expire through September 9, 2017.

Private Placement Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $343,000 through a private placement offering pursuant to a Subscription Agreement. The notes bear interest at 13% per annum and are convertible at the option of the holder thereof into shares of the Company’s common stock at a conversion rate of $0.07 per share. Additionally, the Company paid commissions of $56,000 and issued to the Placement Agent five-year warrants to purchase 922,902 shares of common stock of the Company at $0.12 per share.

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the Warrants are not indexed to the Company’s stock and are not classified in stockholders’ equity, they are recorded as liabilities at fair value. They are marked to market for each reporting period through the consolidated statement of operations. On the closing date, the derivative liabilities were recorded at fair value of $109,000. The value of the derivative liability as of September 30, 2014 was $151 ,000. As of result of a change in the estimated fair market value of the derivative liability we recorded other expense of $42,000 for the year ended September 30, 2014, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The Company accounted for the Convertible Notes relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the embedded conversion feature in the notes is not indexed to the Company’s stock and is not classified in stockholders’ equity, they are bifurcated and recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations. On the closing date, the derivative liabilities were recorded at fair value of $547,000. The value of the derivative liability as of September 30, 2014 was $753,000. As of result of a change in the estimated fair market value of the derivative liability we recorded other expense of $206,000 for the year ended September 30, 2014. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The fair value of the embedded derivative was determined using the Monte Carlo simulation based on the following assumptions: Hazard rate: 31.42%; Volatility: 132% - 133%; Risk free rate: 0.961% - 1.043%.

Secured Convertible Notes Payable	September 30, 2014	September 30, 2013
XNNH Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $573,000	$65,000	$—
Private Placement Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $334,000	9,000	—

Total secured convertible notes payable	$74,000	$—

Future payments under secured convertible notes payable as of September 30, 2014 are as follows:

2017	$981,000

Total	$981,000

10. SHAREHOLDERS’ DEFICIT

The Company has two classes of stock. There is no cumulative voting by shareholders and no preemptive rights. Each shareholder is entitled to have one vote for each share of stock held.

11. STOCK OPTIONS AND WARRANTS

Stock Options - The Company accounts for all share-based payments to employees, including grants of employee stock options, based on their fair values and classifies all stock-based compensation as selling, general and administrative expenses.

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

A summary of the Company’s stock option activity for both plans as of September 30, 2014 and 2013, and changes during the years then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term in Years	* Aggregate Intrinsic Value
Outstanding at October 1, 2012	805,000	$0.73	2.30	—
Granted	2,305,000	$0.18	4.39
Forfeited	—	—
Cancelled	(805,000)	$0.73 0.73

Outstanding at September 30, 2013	2,305,000	$0.18	4.39	—
Granted	85,000	$0.18	4.97
Forfeited	(75,000)	$0.18
Cancelled	—	—

Outstanding at September 30, 2014	2,315,000	$0.18	3.44	$69,000

Exercisable at September 30, 2014	—	—	—	—

*	The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.21 at September 30, 2014.

On February 18, 2013 vested stock options for 805,000 shares were canceled and replaced by grants of 2,305,000 performance options, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2013, not including the non-cash charge for these options. The unrecognized compensation cost related to these non-vested performance-based compensation arrangements using the Black-Scholes valuation model was $336,000. Because the Company would not report Income from Operations for the year ended September 30, 2013, on September 26, 2013 these performance options were extended under the same price, terms and conditions, subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2014, not including non-cash charges for the options. In conjunction with this option modification, the unrecognized compensation using the

Black-Scholes valuation model and considering the current volatility, risk free rates and the stock prices the potential compensation cost of these options was reduced by $233,000 to $103,000. Because the Company would not report Income from Operations for the year ended September 30, 2014, on September 26, 2014 2,230 000 of these performance options were extended under the same price, terms and conditions, subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2015, not including non-cash charges for the options. In conjunction with this option modification, the unrecognized compensation using the Black-Scholes valuation model and considering the current volatility, risk free rates and the stock prices the potential compensation cost of these options was increased by $303,000 to $422,000. On September 26, 2014 85,000 new performance stock options were granted, all of which were subject to a requirement that the Company reports Income from Operations for the fiscal year ended September 30, 2015, not including the non-cash charge for these options. The unrecognized compensation cost related to these non-vested performance-based options, using the Black-Scholes valuation model and considering the current volatility, risk free rates and the stock prices was $16,000.

All outstanding stock options as of September 30, 2014 and 2013 were not vested.

There was no compensation expense related to outstanding stock options for the years ended September 30, 2014 and 2013.

The following table summarizes information concerning currently outstanding and exercisable stock options as of September 30, 2014:

		Options Outstanding At September 30, 2014		Options Exercisable At September 30, 2014
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number Vested and Exercisable	Weighted- Average Exercise Price
$0.18	2,315,000	3.44	$0.18	—	—

	2,315,000	3.44	$0.18	—	—

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

On December 10, 2013 the Company and the holders of the promissory notes agreed to amend the due date to October 15, 2014. In conjunction with the amendment, the Company issued 987,500 new warrants with an exercise price of $0.12 and valued the warrants at $68,000 using the Black-Scholes option-pricing model and the following assumptions: the market price was $0.08, the volatility was estimated at 139%, the life of the warrants was 5 years, the risk free rate was 1.51% and the dividend yield of 0%. The value assigned for the warrants issued in conjunction with the amendment of the notes payable will be amortized over the one year extended life of the notes.

The Company analyzed all their warrants issued under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging” and concluded that they did not require liability accounting and qualified to be accounted for as equity in the accompanying financial statements, with the exception of the warrants issued as deferred financing costs as disclosed in Note 9.

A summary of the Company’s warrant activity is as follows:

	For the years ended September 30,
	2014		2013
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding-beginning of period	6,199,000	$0.50	4,824,000	$0.59
Issued	2,160,000	$0.12	1,375,000	$0.20
Exercised	—	—	—	—
Canceled/Forfeited	—	—	—	—

Outstanding-end of period	8,359,000	$0.38	6,199,000	$0.50

Exercisable-end of period	8,359,000	$0.38	6,199,000	$0.50

Total expense related to outstanding warrants for the years ended September 30, 2014 and 2013 was $-0- and $198,000, respectively.

The following table summarizes information concerning currently vested and exercisable warrants as of September 30, 2014:

	Warrants Vested and Exercisable at September 30, 2014
Range of Exercise Prices	Number Vested and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
$0.12	4,159,000	4.38	$0.12
$0.285	100,000	0.19	$0.285
$0.50	100,000	0.11	$0.50
$0.65	4,000,000	1.03	$0.65

	8,359,000	2.68	$0.38

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2009 through 2013 remain open for state and federal examination. As of September 30, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The provision for income taxes is summarized below:

	For the years ended September 30,
	2014	2013
Current provision:
Federal	$—	$—
State	2,000	2,000

	2,000	2,000

Deferred provision:
Federal	(882,000)	(324,000)
State	(83,000)	(85,000)

	(965,000)	(409,000)
Valuation allowance	965,000	409,000

	$2,000	$2,000

The principal components of deferred tax assets, liabilities and the valuation allowance are as follows:

	For the years ended September 30,
	2014	2013
Inventory reserve	$106,000	$46,000
Deferred lease liability	33,000	32,000
Stock compensation expense	874,000	915,000
Warrant expense	513,000	478,000
State taxes	1,000	1,000
Accumulated depreciation / amortization	9,000	10,000
R&D credit	866,000	867,000
Other	173,000	76,000
Net operating loss carry-forwards	8,631,000	7,816,000

	11,206,000	10 241,000
Valuation allowance	(11,206,000)	(10,241,000)

Net deferred tax asset	$—	$—

As of September 30, 2014, the Company had federal and state net operating loss (NOL) carry-forwards of $22,093,000 and $19,185,000, respectively, which begin to expire in 2018 for federal tax purposes and 2014 for state purposes. A valuation allowance of $(11,206,000) has been recorded to offset net deferred tax assets since the realization of these assets is uncertain. Some of these carry forward NOL’s may be subjected to limitations imposed by the Internal Revenue Code. Except to the extent of the valuation allowance that has been established, the Company believes these limitations will not prevent the carry forward benefits from being realized.

The reconciliation of the federal statutory income tax rate to the effective tax rate is as follows:

	For the years ended September 30,
	2014	2013
Federal statutory rate	34.0%	34.0%
State income taxes, net of federal income tax benefit	5.8	5.8
Change in valuation allowance	(37.2)	(26.5)
Permanent differences	(0.0)	(0.1)
Other	(2.7)	(13.4)

	(0.1)%	(0.2)%

13. SAVINGS PLAN

On July 1, 2004, the Company implemented a 401(k) Savings Plan (the “Savings Plan”) which covers all eligible employees. Participants may contribute no less than 1% and up to the maximum allowable under the Internal Revenue Service regulations. In addition, the Company may make discretionary contributions to the Savings Plan, subject to certain limitations. For the years ended September 30, 2014 and 2013, the Company made no matching contributions.

14. COMMITMENTS AND CONTINGENCIES

Leases - The Company moved into new facilities in January 2009, under the terms of a lease that was to expire in March 2014. In January 2013 the Company negotiated an amendment to the lease that will now expire in March 2019. The lease requires that the Company pay a pro-rata share of all operating expenses including, but not limited to, real estate taxes, common area maintenance and utilities. The Company also leases office equipment under non-cancelable operating leases. Rent expense under these leases totaled $215,000 and $218,000 for the years ended September 30, 2014 and 2013, respectively.

Minimum future cash obligations for the new lease total $218,000, $225,000, $230,000, $235,000 and $120,000 for the years ending September 30, 2015, 2016, 2017, 2018 and 2019, respectively.

Employment Agreements — Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under their employment agreements, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics,

Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, except as set forth below, are substantially identical. Neither employment agreement has a fixed term or expiration date. Instead, Mr. Magerman’s agreement will continue until 24 months after either he or Xenonics, Inc. gives the other notice of termination. Likewise, Mr. Kennedy’s agreement will continue until 12 months after either he or Xenonics gives the other notice of termination. On December 15, 2010, the Board of Directors approved an amendment to both agreements to provide that either party can terminate the agreement with 30 days written notice, however, in the event of termination by Xenonics without cause, the benefits of the agreements will continue for 36 months after notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. As of September 30, 2014 the base compensation for each of the two officers was $233,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.

The Company is occasionally subject to legal proceedings and claims that arise in the ordinary course of our business. It is impossible to predict with any certainty the outcome of pending disputes, and the Company cannot predict whether any liability arising from pending claims and litigation will be material in relation to the consolidated financial position or results of operations.

15. SUBSEQUENT EVENTS

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that the only subsequent events that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements are the amendments to the outstanding notes payable described in Note 8 above.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this annual report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, which is the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014, which is the end of the period covered by this annual report.

Based upon the evaluation conducted by management in connection with the review of the Company’s financial statements for the year ended September 30, 2014, the Company identified a significant deficiency in our internal control over financial reporting. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight for the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The significant deficiency in internal control over financial reporting that was identified is as follows:

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position

Alan P. Magerman	79	Chairman of the Board of Directors and Chief Executive Officer

Jeffrey P. Kennedy	60	Director, President and Chief Operating Officer

Richard S. Kay	72	Chief Financial Officer, Secretary and Treasurer

Allen K. Fox	78	Director

Brad J. Shapiro	59	Director

Directors are elected at each annual meeting of shareholders, and each executive officer serves until his resignation, death, or removal by the Board of Directors.

Alan P. Magerman. Mr. Magerman, age 79, founded Xenonics, Inc. in November 1996, and has been Chairman of Xenonics Holdings, Inc. since its acquisition of Xenonics, Inc. in July 2003. He served as Chief Executive Officer of Xenonics Holdings, Inc. from July 2003 through April 2005 and has served as our Chief Executive Officer from February 2009 to the present. Prior to founding Xenonics, Mr. Magerman was a founder and former chairman of Odyssey Sports, Inc., a privately held company engaged in the development and distribution of golf clubs from 1990 through 1995. Mr. Magerman was a consultant and director of NTN Communications, Inc. (NTN), a publicly held broadcasting and cable television company, from 1984 through 1997.

Mr. Magerman’s diverse business experience provides him with a wide range of expertise that is valuable to the Board of Directors in confronting various business-related challenges and opportunities.

Jeffrey P. Kennedy. Mr. Kennedy, age 60, has been a director and the President and Chief Operating Officer of Xenonics, Inc. since June 1997. Mr. Kennedy has held the same positions with Xenonics Holdings, Inc. since the acquisition of Xenonics, Inc. in July 2003. Prior to joining Xenonics, Inc., Mr. Kennedy held a variety of management positions with Mobil Corporation, including General Manager of the Mobil Chemical Plastics Division. He was educated at the University of Maine, receiving a BS degree in chemistry and an MS degree in chemical engineering.

As our President and Chief Operating Officer, Mr. Kennedy has extensive knowledge about the Company which provides a valuable resource for the Board of Directors in connection with its decisions about the operations and future direction of the Company.

Richard S. Kay. Mr. Kay, age 72, joined Xenonics in May 2007 and has been the Chief Financial Officer, Secretary and Treasurer of Xenonics, Inc. since then. From February 2001 through October 2006 he held the position of Chief Executive Officer of Pacer Technology. Mr. Kay graduated from the University of Wisconsin – Milwaukee with a BBA and majored in Accounting and Military Science. Early in his career he worked as a CPA in Wisconsin and California.

Allen K. Fox. Mr. Fox, age 78, has been managing personal finances and providing consulting work for several public companies since 1995, and was elected as a director of the Company on July 1, 2010. Mr. Fox has also served as a director and/or officer for several charitable organizations during the last 40 years. He co-founded Odyssey Sports Co. in 1990 and was a director and an officer of that company. The company was sold in 1995. Mr. Fox also co-founded NYSE education company, Career Com, Corp. in 1969. He was a director and officer and sold his interest in 1989. From 1960 to 1969 he was a partner with an accounting firm. Mr. Fox graduated from Temple University in 1958.

Mr. Fox brings to the Board extensive experience in serving as an officer and a director of, and as a consultant to, numerous public and private companies. Mr. Fox’s experience as a partner of an accounting firm also assists the Board in addressing accounting requirements with which the Company must comply.

Brad J. Shapiro. Mr. Shapiro, age 59, has been a principal in various businesses in the optical industry since 1990. He is currently a principal in C & E Vision Services, Inc., and Vision West, Inc., which together comprise the largest optical group purchasing organizations in the United States. He is also principal, co-founder and co-Chief Executive Officer of Rudy Project North America, L.P., the exclusive North American distributor of Rudy Project sport eyewear. From 1989 to 1990, Mr. Shapiro was a Managing Director of an investment-banking subsidiary of Cantor Fitzgerald and another investment banking firm. For seven years prior to that time, Mr. Shapiro was a corporate and securities lawyer at Skadden, Arps, Slate, Meagher & Flom, an international law firm, and certain other law firms. Mr. Shapiro has served as a director of the Company since July 1, 2010. Mr. Shapiro holds a B.A. in Political Science from the University of Michigan and received his J.D. degree from the University of Michigan Law School in December 1990.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended September 30, 2014, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

Executive Compensation

The following table sets forth the compensation for the fiscal years ended September 30, 2014 and September 30, 2013 for services rendered to us (including our subsidiary, Xenonics, Inc.) by our Chief Executive Officer and our only other executive officer whose total compensation exceeded $100,000 for the fiscal year ended September 30, 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Alan P. Magerman
Chairman of the Board and	2014	$233,215	(1)	—	—	—	—	—	—	$233,215
Chief Executive Officer	2013	$249,998	(2)	—	—	—	—	—	—	$249,998
Jeffrey P. Kennedy
Chief Operating Officer,	2014	$245,717	(3)	—	—	—	—	—	—	$245,717
President and Director	2013	$255,335	(4)	—	—	—	—	—	—	$255,335

(1)	Includes $ -0- for vacation pay benefits paid for days accrued.
(2)	Includes $18,628 for vacation pay benefits paid for days accrued.

(3)	Includes $12,501 for vacation pay benefits paid for days accrued.
(4)	Includes $23,965 for vacation pay benefits paid for days accrued.

Compensation of the Board of Directors

When Allen K. Fox and Brad J. Shapiro became directors on July 1, 2010, the Company agreed to compensate all non-employee directors for their services. The Company agreed to pay each non-employee director $5,000 as an annual director’s fee, $500 for each committee meeting attended and not held in conjunction with a Board meeting, and $1,000 for each meeting of the Board of Directors attended. The Company also agreed to pay each non-employee director $1,000 as an annual fee for being a member of the Audit Committee, Compensation Committee and Corporate Development Committee., Due to continued losses, these fees were accrued in fiscal year 2014 but not paid. The following table sets forth information concerning the compensation paid to our non-employee directors during our fiscal year ended September 30, 2014 for their services rendered as directors.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2014

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Allen K. Fox	$8,000					—	$8,000
Brad J. Shapiro	$8,000						$8,000

Stock Option Grants

The following table sets forth information as of September 30, 2014 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2014

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan P. Magerman	2-18-13			485,000	$0.18	2-17-18
Chairman of the Board and Chief Executive Officer	2-18-13			365,000	$0.18	2-17-18

	Total			850,000

Jeffrey P. Kennedy	2-18-13			400,000	$0.18	2-17-18
Chief Operating Officer	2-18-13			375,000	$0.18	2-17-18
President and Director

	Total			775,000

Employment Agreements

Alan P. Magerman and Jeffrey P. Kennedy are our only employees who have employment agreements. Under his employment agreement, Mr. Magerman is to serve as the Chief Executive Officer of Xenonics, Inc., and Mr. Kennedy is to serve as President and Chief Operating Officer of Xenonics, Inc. Both employment agreements were entered into by Xenonics, Inc. as of January 1, 2003 and, as amended, are substantially identical. Neither employment agreement has a fixed term or expiration date. On December 15, 2010, the Board of Directors approved an amendment to each agreement to provide that either party can terminate the agreement with 30 days written notice. However, in the event of termination by Xenonics without cause, the former officer’s right to receive his base salary will continue for 36 months after the notice of termination. Both agreements provide for base compensation of $180,000 per year, to be adjusted annually according to the Consumer Price Index. . As of September 30, 2014 the base compensation for each of the two officers was $233,000. In addition, if either Mr. Magerman or Mr. Kennedy is terminated for any reason other than for cause, the agreements require that they must be paid the remaining balances due to them under the agreements as liquidated damages.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 4, 2013 by (1) each person who is known by us to own beneficially more than five percent of our outstanding common stock, (2) each of our current directors and director nominees, (3) the executive officers listed above in the Summary Compensation Table, and (4) all current executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after December 4, 2013 pursuant to the exercise of vested and exercisable options or warrants or pursuant to the exercise of convertible debt. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after December 4, 2014.

Name of Beneficial Owner	Amount of Common Stock & Nature of Beneficial Ownership(1)		Percent of Ownership of Common Stock
Alan P. Magerman	975,044	(2)	3.8%
Jeffrey P. Kennedy	1,195,886	(3)	4.7%
Allen K. Fox	118,000	(4)	*
Brad J. Shapiro	519,245	(5)	2.1%
All current executive officers and directors as a group (4 persons)	2,808,174	(6)	10.7%

*	Less than 1.0%
(1)	The number of shares of common stock issued and outstanding on December 4, 2014 was 24,975,929 shares.
(2)	Does not include 850,000 shares that Alan P. Magerman, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2015. Includes 714,286 shares that may be issued to Mr. Magerman pursuant to a conversion at $0.07 per share of his $50,000 investment in the Company’s secured convertible debt.
(3)	Does not include 775,000 shares that Jeffrey P. Kennedy, a director and officer of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2015. Includes 714,286 shares that may be issued to Mr. Kennedy pursuant to a conversion at $0.07 per share of his $50,000 investment in the Company’s secured convertible debt.
(4)	Includes 18,000 shares owned by his wife but does not include 170,000 shares that Allen K. Fox, a director of Xenonics Holdings, Inc., has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2015.
(5)	Includes the following shares with respect to which Brad J. Shapiro, a director of Xenonics Holdings, Inc., has shared voting and investment power: (i) 52,500 shares held by a trust for the benefit of Mr. Shapiro’s sister and for which Mr. Shapiro serves as a trustee; (ii) 369,245 shares held by three trusts for the benefit of Mr. Shapiro’s mother and for which Mr. Shapiro serves as a trustee; but does not include 170,000 shares Mr. Shapiro has the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2015.
(6)	Does not include 2,265,000 shares that our current executive officers and directors have the right to acquire pursuant to performance stock options that will vest if the Company has an operating profit for fiscal year 2015.

Equity Compensation Plan Information

The following table provides information as of September 30, 2014 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,315,000	$0.18	11,000
Equity compensation plans not approved by security holders	100,000	$0.50	—

Total	2,415,000	$0.19	11,000

The equity compensation plans approved by the security holders are the 2003 Stock Option Plan of Xenonics Holdings, Inc. and the 2004 Stock Incentive Plan of Xenonics Holdings, Inc. Except as described in the following paragraph, the Company had not adopted as of September 30, 2014, without the approval of security holders, any equity compensation plan under which securities of the issuer are authorized for issuance.

On November 11, 2009 the Company entered into an agreement with an independent firm to conduct institutional investor services for a period of one year. As part of this agreement the Company issued a five-year warrant, vested upon issuance, to purchase 100,000 shares of the Company’s common stock at $0.50 per share. The warrant expired on November 10, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors has determined that directors Allen K. Fox and Brad J. Shapiro are each “independent” under the independence standards of both the NYSE MKT and the SEC.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by SingerLewak LLP with respect to our 2014 and 2013 fiscal years were as follows:

	2014	2013
Audit Fees	$99,000	$80,000
Audit-Related Fees	53,500	46,000
Tax Fees	—	—
All Other Fees	—	—

Total	$152,500	$126,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).

3.2	Bylaws of Xenonics Holdings, Inc., formerly known as Digital Home Theater Systems, Inc. (incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).

10.1	Lease between Xenonics Holdings, Inc. and Lionshead Investments, LLC dated October 27, 2008 (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-KSB of Xenonics Holdings, Inc. filed on December 18, 2008).

10.3	Agreement for the License and Transfer of Intellectual Property Rights from Lightrays, Ltd. to Xenonics, Inc., dated March 27, 1997, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.9 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.4	Amendment to Agreement for the License and Transfer of Intellectual Property Rights, dated April 23, 1998, between Xenonics, Inc. and Lightrays, Ltd. (incorporated by reference to Exhibit 10.10 to Amendment No. 2 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on August 16, 2004).

10.5	Form of Indemnification Agreement entered into between Xenonics Holdings, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.6	Employment Agreement between Xenonics, Inc. and Alan P. Magerman, dated January 1, 2003 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.7	Amendment dated April 15, 2005 to Employment Agreement between Xenonics, Inc. and Alan P. Magerman (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 21, 2005).*

10.8	Employment Agreement between Xenonics, Inc. and Jeffrey Kennedy, dated January 1, 2003 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).*

10.9	2003 Stock Option Plan of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on June 30, 2004).*

10.10	Form of Option Agreement for the 2003 Stock Option Plan (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8 of Xenonics Holdings, Inc., File No. 333-125468, filed on June 3, 2005).*

10.11	2004 Stock Incentive Plan of Xenonics Holdings, Inc (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on February 17, 2005).*

10.12	Form of Option Agreement for the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-123221, filed on March 9, 2005).*

10.13	Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.14	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 1, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 2, 2010).

10.15	Securities Purchase Agreement dated as of April 20, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.16	Amendment dated as of April 20, 2010 to Securities Purchase Agreement dated as of April 1, 2010 between Xenonics Holdings, Inc. and the investors identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.17	Form of Warrant between Xenonics Holdings, Inc. and the investors who are parties to a Securities Purchase Agreement dated as of April 20, 2010 with Xenonics Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on April 22, 2010).

10.18	Form of Secured Notes Agreement dated as of December 10, 2013 between Xenonics Holdings, Inc. and Note Holders (incorporated by reference to Exhibit 10.18 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2013).

10.19	Form of Unsecured Notes Agreement dated as of December 10, 2013 between Xenonics Holdings, Inc. and Note Holders (incorporated by reference to Exhibit 10.19 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2013).

10.20	Form of Promissory Note dated as of December 10, 2013 (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Xenonics Holdings, Inc. filed on December 19, 2013).

10.21	Form of Subscription Agreement entered into by the Company and investors between July 10, 2014 and September 10, 2014 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on May 22, 2014).

10.22	Form of Secured Convertible Note issued by the Company to investors under the Subscription Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on May 22, 2014).

10.23	Form of Security Agreement between the Company and investors under the Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on May 22, 2014).

10.24	Intercreditor Agreement, effective as of July 10, 2014, among the Company, holders of secured indebtedness identified therein and Sandlapper Securities LLC, as agent (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on May 22, 2014).

10.25	Form of Company Note (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Xenonics Holdings, Inc. filed on May 22, 2014).

21.1	List of subsidiaries of Xenonics Holdings, Inc. (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of Xenonics Holdings, Inc., File No. 333-115324, filed on May 10, 2004).

23.1	Consent of SingerLewak LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K of Xenonics Holdings, Inc. for the year ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of September 30, 2014 and 2013; (2) Consolidated Statements of Operations for the years ended September 30, 2014 and 2013; (3) Consolidated Statements of Shareholders’ Equity (Deficit) for the years ended September 30, 2014 and 2013; (4) Consolidated Statements of Cash Flows for years ended September 30, 2014 and 2013; and (5) Notes to Condensed Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Xenonics Holdings, Inc.

	By:	/s/ Alan P. Magerman
Date: January 13, 2015		Alan P. Magerman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alan P. Magerman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	January 13, 2015
Alan P. Magerman

/s/ Jeffrey P. Kennedy	Chief Operating Officer, President and Director	January 13, 2015
Jeffrey P. Kennedy

/s/ Richard S. Kay	Chief Financial Officer (Principal Financial	January 13, 2015
Richard S. Kay	Officer and Principal Accounting Officer)

/s/ Allen K. Fox	Director
Allen K. Fox		January 13, 2015

/s/ Brad J. Shapiro	Director
Brad J. Shapiro		January 13, 2015