Form 10-Q
period 2014-12-31
XENONICS HOLDINGS, INC.
filed 2015-02-17
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

The registrant had 24,975,929 shares of common stock outstanding as of February 3, 2015.

i

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2014	2014
Rounded to the nearest thousand, except par value	(unaudited)
Assets
Current Assets:
Cash	$ 273,000	$ 130,000
Accounts receivable	2,000	432,000
Inventories, net	566,000	701,000
Deferred financing costs, current portion	55,000	55,000
Other current assets	34,000	19,000
Total Current Assets	930,000	1,337,000

Inventories, net	444,000	444,000

Equipment, furniture and fixtures at cost, net	4,000	5,000
Deferred financing costs, less current portion, net	89,000	103,000
Other assets	21,000	20,000
Goodwill	375,000	375,000
Total Assets	$1,863,000	$2,284,000

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$ 547,000	$ 593,000
Accrued expenses	172,000	207,000
Accrued payroll and related taxes	135,000	131,000
Accrued interest	469,000	367,000
Total Current Liabilities	1,323,000	1,298,000
Notes payable, net of debt discount	2,275,000	2,271,000
Derivative liabilities	2,128,000	904,000
Convertible notes payable, net of debt discount	153,000	74,000
Total Liabilities	5,879,000	4,547,000
Contingencies (Note 13)
Shareholders’ Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common shares, $0.001 par value, 50,000,000 shares authorized as of December 31, 2014 and September 30, 2014; 24,976,000 shares issued and outstanding as of December 31, 2014 and September 30, 2014	25,000	25,000
Additional paid-in capital	27,567,000	27,561,000
Accumulated deficit	(31,608,000)	(29,849,000)
Total Shareholders’ Deficit	(4,016,000)	(2,263,000)
Total Liabilities and Shareholders’ Deficit	$1,863,000	$2,284,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	December 31,
	2014	2013
Rounded to the nearest thousand, except per share amounts	(unaudited)
Revenues	$ 468,000	$ 63,000
Cost of goods sold	289,000	37,000
Gross profit	178,000	26,000
Selling, general and administrative	404,000	415,000
Research and development	102,000	127,000
Loss from operations	(328,000)	(516,000)

Other expenses:
Interest expense	(112,000)	(84,000)
Amortization of deferred financing costs	(92,000)	---
Change in fair value of derivative liabilities	(1,224,000)	---
Loss before provision for income taxes	(1,756,000)	(600,000)
Income tax provision	2,000	2,000
Net loss	$ (1,758,000)	$(602,000)

Net loss per share:
Basic and fully-diluted	$ (0.07)	$ (0.02)
Weighted average shares outstanding:
Basic and fully-diluted	24,976,000	24,976,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2014	2013
Rounded to the nearest thousand	(unaudited)

Cash flows from operating activities:
Net loss	$ (1,758,000)	$ (602,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,000	4,000
Non-cash charge for warrant extension	6,000	---
Amortization of debt discount and non-cash interest expense on convertible notes	83,000	18,000
Amortization of deferred financing costs	14,000	---
Change in fair value of derivative liabilities	1,224,000	---
Changes in operating assets and liabilities:
Accounts receivable	430,000	30,000
Inventories	135,000	27,000
Other current assets	(17,000)	8,000
Accounts payable	(47,000)	116,000
Accrued expenses	(35,000)	(23,000)
Accrued interest	102,000	66,000
Accrued payroll and related taxes	5,000	(13,000)
Net cash provided by (used in) operating activities	143,000	(369,000)

Cash flows from financing activities:

Proceeds from notes payable	--	200,000
Net cash provided by financing activities	--	200,000
Net increase (decrease) in cash	143,000	(169,000)
Cash, beginning of period	130,000	220,000
Cash, end of period	$ 273,000	$ 51,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$ -	$ -
Cash paid during the period for interest	$ 7,000	$ -

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto for the year ended September 30, 2014 included in the Xenonics Holdings, Inc. (“Holdings”) Form 10-K filing. The results for the interim period are not necessarily indicative of the results for the full fiscal year.

The condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiary, Xenonics, Inc. (“Xenonics”), collectively, the “Company”.

2.	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At this time the Company has not yet received pending sufficient orders for its products to cover its operating costs and meet its obligations as they become due, which raises substantial doubt about its ability to continue as a going concern.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because their effect would have been anti-dilutive to the loss in the period. For the three months ended December 31, 2014, the number of unvested stock options and vested warrants excluded was 10,674,000. Also excluded were 14,014,000 shares that could be issued for convertible debt. For the three months ended December 31, 2013, the number of unvested stock options and vested warrants excluded was 7,187,000. There was no convertible debt as of December 31, 2013.

5.	INVENTORIES

Inventories were comprised of :

	December 31,	September 30,
	2014	2014
	(unaudited)
Raw materials	$879,000	$ 961,000
Work in process	58,000	50,000
Finished goods	73,000	135,000
Total	1,110,000	1,145,000
Less: Current portion	(566,000)	(701,000)
Long-term portion	$ 444,000	$ 444,000

6.	USE OF ESTIMATES

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

7.	NOTES PAYABLE

As of December 31, 2014 the following promissory notes were outstanding. There were no new borrowings during the quarter ended December 31, 2014.

Notes Payable	December 31, 2014	September 30, 2014
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	$450,000	$ 450,000

Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000
Secured note payable maturing on June 23, 2017, bearing interest at 18% per annum, net of debt discount of $-0- and $2,000 at December 31, 2014 and September 30, 2014, respectively	200,000	198,000

Secured note payable, maturing on June 23, 2017, bearing interest at 10% per annum, net of debt discount of $-0- and $2,000 at December 31, 2014 and September 30, 2014, respectively	50,000	48,000

Secured notes payable, maturing on June 23, 2017, bearing interest at 18% per annum	50,000	50,000

Secured notes payable, maturing on June 23, 2017, bearing interest at 13% per annum	525,000	525,000

Total long-term notes payable	$ 2,275,000	$ 2,271,000

Future payments under long-term notes payable as of December 31, 2014 are as follows:

2017	$2,275,000

Total	$2,275,000

8.	SECURED CONVERTIBLE NOTES PAYABLE

XNNH Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $638,000. The convertible promissory notes bear interest at a rate of 13% per annum and are convertible at the option of the holder into common stock of the Company at a conversion rate of $0.07 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $595,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to Additional Paid in Capital) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. As of December 31, 2014, $523,000 of the note discount remains unamortized. The notes are due three years from issuance and expire through September 9, 2017.

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

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. They are marked to market for each reporting period through the consolidated statement of operations. On the closing date, the warrant liabilities were recorded at fair value of $109,000. The value of the warrant liability as of September 30, 2014 was $151,000 and as of December 31, 2014 was $346,000. As a result of a change in the estimated fair market value of the warrant liability the Company recorded other expense of $195,000 for the quarter ended December 31, 2014. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The fair value of the warrants was determined using a path-dependent Monte Carlo simulation based on the following assumptions: Expected term: 4.4 - 4.7 years, Risk free rate: 1.49% - 1.57%, Volatility: 118% - 120%.

The Company accounted for the Convertible Notes relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the embedded conversion feature in the notes is not indexed to the Company’s stock and is not classified in stockholders’ equity, they are bifurcated and recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations. On the closing date, the derivative liabilities were recorded at fair value of $547,000. The value of the derivative liability as of September 30, 2014 was $753,000 and as of December 31, 2014 was $1,782,000 As a result of a change in the estimated fair market value of the derivative liability the Company recorded other expense of $1,029,000 for the quarter ended December 31, 2014. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The fair value of the embedded derivative was determined using the Monte Carlo simulation based on the following assumptions: Hazard rate: 31.42%; Volatility: 132% - 133%; Risk free rate: 0.897% - 0.969%.

Secured Convertible Notes Payable	December 31, 2014	September 30, 2014
XNNH Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $523,000	$115,000	$65,000

Private Placement Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $305,000	38,000	9,000

Total secured convertible notes payable	$153,000	$74,000

Future payments under secured convertible notes payable as of December 31, 2014 are as follows:

2017	$981,000

Total	$981,000

9.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted in the three months ended December 31, 2014 and 2013.

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

A summary of the Company’s stock option activity as of December 31, 2014, and changes during the three months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *

Outstanding at October 1, 2014	2,315,000	$0.18	3.44
Granted	-	-
Exercised	-	-
Forfeited, Expired or Cancelled	-	-

Outstanding at December 31, 2014	2,315,000	$0.18	3.19	$532,000

Exercisable at December 31, 2014	-	-	-	$ -	*

* The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.41 at December 31, 2014.

None of the outstanding stock options were vested as of December 31, 2014.

There was no compensation expense related to outstanding options for the three months ended December 31, 2014 and 2013.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At December 31, 2014 and 2013, 8,259,000 and 7,187,000 warrants were outstanding and 8,259,000 and 7,187,000 warrants were vested, respectively.

During the three months ended December 31, 2014, the Company extended the due dates for 100,000 outstanding warrants from December 10, 2014 to March 9, 2015. Non-cash compensation expense of $6,000 was recorded for the three months ended December 31, 2014 for this extension. There was no compensation expense related to outstanding warrants for the three months ended December 31, 2013.

10.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of December 31, 2014 and September 30, 2014, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of December 31, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended December 31, 2014, deferred income tax assets and the corresponding valuation allowance increased by $840,000.

The Company’s 2015 provision for income taxes primarily relates to state taxes. The difference between the Company’s 2015 effective rate and statutory rate is primarily due to the use of federal net operating losses to offset taxable income. The difference between the Company’s 2014 effective rate and statutory rate is primarily due to the utilization of net operating losses.

11.	FAIR VALUES, INPUTS AND VALUATION TECHNIQUES FOR FINANCIAL ASSETS AND LIABILITIES DISCLOSURES

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

The following sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value in the balance sheet as of December 31, 2014:

Level 1 - The Company’s cash and cash equivalents are measured using level 1 inputs .

Level 2 - The Company’s embedded derivative liabilities and warrant liabilities are measured on a recurring basis using Level 2 inputs.

Level 3 - The Company has no Level 3 inputs.

The Company’s embedded derivative liabilities are re-measured to fair value as of each reporting date until the notes are converted or paid off. See Note 8 above for more information about these liabilities and the inputs used for calculating fair value.

A review of fair value hierarchy classifications is conducted on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.	CONTINGENCIES

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

Management has evaluated all activity through the date that the consolidated financial statements were issued and concluded that there were no subsequent events that occurred that would require recognition in the consolidated financial statements or disclosure in the notes to the consolidated financial statements.

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

Results of Operations

Three-months ended December 31, 2014 compared to the three-months ended December 31, 2013

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended December 31, 2014 were $468,000 compared to revenues of $63,000 for the quarter ended December 31, 2013. In the quarter ended December 31, 2014, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and -0-% were from sales of SuperVision units. In the quarter ended December 31, 2013, 73% of revenues were to the military market and 27% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the cost of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 38% and 40% for the quarters ended December 31, 2014 and 2013, respectively. The decrease in the gross profit percentage was caused by a change in the product mix which has varying margins.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $11,000 to $404,000 for the quarter ended December 31, 2014 as compared to $415,000 for the quarter ended December 31, 2013. The decrease is primarily attributed to lower consulting fees of $11,000.

Research & Development: Research and development expenses decreased by $25,000 to $102,000 for the quarter ended December 31, 2014 compared to $127,000 for the quarter ended December 31, 2013. The decrease is primarily attributed to a lower allocation of engineering expenses of $27,000.

Other Expenses: For the quarter ended December 31, 2014 Other expenses include a derivative loss of $1,224,000, compared to none for quarter ended December 31, 2013. Derivative liabilities were recorded during 2014 for new three-year convertible notes totaling $343,000 that include variable conversion elements and warrant liabilities.

The derivative loss for the quarter ended December 31, 2014 was caused by the increase in the Company’s common stock price from $0.21 per share at September 30, 2014 to $0.41 per share at December 31, 2014.

Interest expense for the quarter ended December 31, 2014 was $112,000 compared to $84,000 for the quarter ended December 31, 2013. The increase of $28,000 is attributed to the increase in interest for additional notes payable and debt discount amortization for the new convertible notes payable.

Net Loss: Higher revenues for the quarter ended December 31, 2014 were offset by the significant increases in Other expenses that account for the net loss of $1,758,000 compared to the net loss of $602,000 for the quarter ended December 31, 2013.

Liquidity and Capital Resources

As of December 31, 2014, the Company had negative working capital of $392,000 and a current ratio of 0.7 to 1 as compared to working capital of $39,000 and a current ratio of 1.03 to 1 as of September 30, 2014.

Long term liabilities include derivative liabilities of $2,128,000 for the 2014 three-year convertible notes totaling $343,000. These notes include variable conversion elements and warrant liabilities. The notes are convertible into common stock at $0.07 per share. If the notes are converted into common stock, the derivative liabilities would be eliminated.

Significant sources of cash provided by operating activities during the first three months of the current year included a decrease in accounts receivable of $430,000 and a decrease in inventories of $135,000, offset by a decrease in accounts payable of $47,000 and a decrease in accrued expenses of $35,000. Cash provided by operating activities totaled $143,000 for the three months ended December 31, 2014.

Based on the amount of working capital that we had on hand on December 31, 2014 and the amount of unfilled and potential orders we have pending, we are optimistic about our ability to obtain sales orders and/or additional equity or debt financing to continue to support planned operations and satisfy obligations. However, due to the nature of our business, there is no assurance that we will receive new orders during the quarters that we expect them and although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4.	Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014, which is the end of the period covered by this quarterly report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Quarterly Report on Form 10-Q of Xenonics Holdings, Inc. for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (1) Condensed Consolidated Balance Sheets as of December 31, 2014 (unaudited) and September 30, 2014; (2) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013 (unaudited); (3) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013 (unaudited); and (4) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: February 17, 2015	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board
Chief Executive Officer

Date: February 17, 2015	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer