Form 10-Q
period 2015-03-31
XENONICS HOLDINGS, INC.
filed 2015-05-15
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The registrant had 25,326,368 shares of common stock outstanding as of May 4, 2015.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	September 30, 2014
Rounded to the nearest thousand, except par value	(unaudited )
Assets
Current Assets:
Cash	$157,000	$130,000
Accounts receivable	2,000	432,000
Inventories, net	614,000	701,000
Deferred financing costs, current portion	55,000	55,000
Other current assets	5,000	19,000
Total Current Assets	833,000	1,337,000

Inventories, net	444,000	444,000

Equipment, furniture and fixtures at cost, net	3,000	5,000
Deferred financing costs, less current portion, net	75,000	103,000
Other assets	21,000	20,000
Goodwill	375,000	375,000
Total Assets	$1,751,000	$2,284,000

Liabilities and Shareholders’ Deficit
Current Liabilities:
Accounts payable	$508,000	$593,000
Accrued expenses	152,000	207,000
Accrued payroll and related taxes	163,000	131,000
Accrued interest	576,000	367,000
Note payable	146,000	-
Total Current Liabilities	1,545,000	1,298,000
Notes payable, net of debt discount	2,275,000	2,271,000
Derivative liabilities	1,633,000	904,000
Convertible notes payable, net of debt discount	228,000	74,000
Total Liabilities	5,681,000	4,547,000
Contingencies (Note 13)
Shareholders’ Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common shares, $0.001 par value, 50,000,000 shares authorized as of March 31, 2015 and September 30, 2014; 25,326,000 shares issued and outstanding as of March 31, 2015 and 24,476,000 as of September 30, 2014	25,000	25,000
Additional paid-in capital	27,721,000	27,561,000
Accumulated deficit	(31,676,000)	(29,849,000)
Total Shareholders’ Deficit	(3,930,000)	(2,263,000)
Total Liabilities and Shareholders’ Deficit	$1,751,000	$2,284,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Rounded to the nearest thousand, except per share amounts	(unaudited)		(unaudited)
Revenues	$493,000	$16,000	$961,000	$79,000
Cost of goods sold	266,000	6,000	556,000	44,000
Gross profit	227,000	10,000	405,000	35,000
Selling, general and administrative	386,000	384,000	789,000	799,000
Research and development	65,000	101,000	167,000	229,000
Loss from operations	(224,000)	(475,000)	(551,000)	(993,000)

Other expenses:
Interest expense	(202,000)	(101,000)	(394,000)	(184,000)
Amortization of deferred financing costs	(14,000)	---	(28,000)	---
Change in fair value of derivative liabilities	372,000	---	(852,000)	---
Loss before provision for income taxes	(68,000)	(576,000)	(1,825,000)	(1,177,000)
Income tax provision	---	---	2,000	2,000
Net loss	$(68,000)	$(576,000)	$(1,827,000)	$(1,179,000)

Net loss per share:
Basic and fully-diluted	$0.00	$(0.02)	$(0.07)	$(0.05)
Weighted average shares outstanding:
Basic and fully-diluted	25,151,000	24,976,000	25,054,000	24,976,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2015	2014
Rounded to the nearest thousand	(unaudited)

Cash flows from operating activities:
Net loss	$(1,827,000)		$(1,179,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000		5,000
Non-cash charge for warrant extension	3,000		---
Amortization of debt discount and non-cash interest expense on convertible notes	178,000		38,000
Amortization of deferred financing costs	28,000		---
Change in fair value of derivative liabilities	852,000		---
Changes in operating assets and liabilities:
Accounts receivable	430,000		29,000
Inventories	87,000		33,000
Other current assets	12,000		(8,000)
Accounts payable	(86,000)		192,000
Accrued expenses	(55,000)		---
Accrued interest	209,000		146,000
Accrued payroll and related taxes	34,000		77,000
Net cash used in operating activities	(133,000)		(667,000)

Cash flows from financing activities:

Proceeds from notes payable	146,000		451,000
Warrants exercised	14,000		---
Net cash provided by financing activities	160,000		451,000
Net increase (decrease) in cash	27,000		(216,000)
Cash, beginning of period	130,000		220,000
Cash, end of period	$157,000		$4,000

Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$	---
Cash paid during the period for interest	$8,000	$	---
Supplemental schedule of non-cash financing activities
Convertible note conversion	$20,000	$	---
Derivative expense for conversion of notes payable	$123,000	$	---

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Rounded in thousands)

1.	BASIS OF PRESENTATION

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because their effect would have been anti-dilutive to the loss in the period. For the three and six months ended March 31, 2015, the number of unvested stock options and vested warrants excluded was 10,474,000. Also excluded were 13,729,000 shares that could be issued for convertible debt. For the three months ended March 31, 2014, the number of unvested stock options and vested warrants excluded was 7,187,000. There was no convertible debt as of March 31, 2014.

5.	INVENTORIES

Inventories were comprised of :

	March 31, 2015	September 30, 2014
	(unaudited)
Raw materials	$864,000	$961,000
Work in process	61,000	50,000
Finished goods	133,000	134,000
Total	1,058,000	1,145,000
Less: Current portion	(614,000)	(701,000)
Long-term portion	$444 ,000	$444,000

6.	USE OF ESTIMATES

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

7.	NOTES PAYABLE

As of March 31, 2015 the following promissory notes were outstanding.

Notes Payable	March 31, 2015	September 30, 2014
Short-term note payable, non-interest bearing	$146,000	-

Total short-term notes payable	$146,000	$-

Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	$450,000	$450,000

Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000

Secured note payable maturing on June 23, 2017, bearing interest at 18% per annum, net of debt discount of $-0- and $2,000 at March 31, 2015 and September 30, 2014, respectively	200,000	198,000

Secured note payable, maturing on June 23, 2017, bearing interest at 10% per annum, net of debt discount of $-0- and $2,000 at March 31, 2015 and September 30, 2014, respectively	50,000	48,000

Secured notes payable, maturing on June 23, 2017, bearing interest at 18% per annum	50,000	50,000

Secured notes payable, maturing on June 23, 2017, bearing interest at 13% per annum	525,000	525,000

Total long-term notes payable	$2,275,000	$2,271,000

Future payments under long-term notes payable as of March 31, 2015 are as follows:

2017	$2,275,000

Total	$2,275,000

8.	SECURED CONVERTIBLE NOTES PAYABLE

XNNH Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $638,000. The convertible promissory notes bear interest at a rate of 13% per annum and are convertible at the option of the holder into common stock of the Company at a conversion rate of $0.07 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $595,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to Additional Paid in Capital) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. As of March 31, 2015, $474,000 of the note discount remains unamortized. The notes are due three years from issuance and expire through September 9, 2017.

Private Placement Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $343,000 through a private placement offering pursuant to a Subscription Agreement. The notes bear interest at 13% per annum and are convertible at the option of the holder thereof into shares of the Company’s common stock at a conversion rate of $0.07 per share. Additionally, the Company paid commissions of $56,000 and issued to the Placement Agent five-year warrants to purchase 922,902 shares of common stock of the Company at $0.12 per share. As of March 31, 2015, $259,000 of the note discount remains unamortized. The notes are due three years from issuance and expire through September 9, 2017.

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. They are marked to market for each reporting period through the consolidated statement of operations. On the closing date, the warrant liabilities were recorded at fair value of $109,000. The value of the warrant liability as of September 30, 2014 was $151,000 and as of March 31, 2015 was $283,000. As a result of a change in the estimated fair market value of the warrant liability the Company recorded other expense of $132,000 for the six months ended March 31, 2015. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The fair value of the warrants was determined using a path-dependent Monte Carlo simulation based on the following assumptions: Expected term: 4.4-4.7 years, Risk free rate: 1.20% - 1.24%, Volatility: 118% - 119%.

The Company accounted for the Convertible Notes relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the embedded conversion feature in the notes is not indexed to the Company’s stock and is not classified in stockholders’ equity, they are bifurcated and recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations. On the closing date, the derivative liabilities were recorded at fair value of $547,000. The value of the derivative liability as of September 30, 2014 was $753,000 and as of March 31, 2015 was $1,350,000 As a result of a change in the estimated fair market value of the derivative liability the Company recorded other expense of $597,000 for the six months ended March 31, 2015. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price.

The fair value of the embedded derivative was determined using the Monte Carlo simulation based on the following assumptions: Hazard rate: 31.42%; Volatility: 128% - 129%; Risk free rate: 0.652% - 0.707%.

Secured Convertible Notes Payable	March 31, 2015	September 30, 2014
XNNH Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $474,000 and $573,000 at March 31, 2015 and September 30, 2014, respectively	$164,000	$65,000

Private Placement Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $259,000 and $334,000 at March 31, 2015 and September 30, 2014, respectively	64,000	9,000

Total secured convertible notes payable	$228,000	$74,000

Future payments under secured convertible notes payable as of March 31, 2015 are as follows:

2017	$961,000

Total	$961,000

9.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted during the three months ended March 31, 2015 and 2014.

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

A summary of the Company’s stock option activity as of March 31, 2015, and changes during the six months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2014	2,315,000	$0.18	3.44
Granted	-	-
Exercised	-	-
Forfeited, Expired or Cancelled	-	-

Outstanding at March 31, 2015	2,315,000	$0.18	2.95	$370,000

Exercisable at March 31, 2015	-	-	-	$-	*

* The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.34 at March 31, 2015.

None of the outstanding stock options were vested as of March 31, 2015.

There was no compensation expense related to outstanding options for the three and six months ended March 31, 2015 and 2014.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At March 31, 2015 and 2014, 8,159,000 and 7,187,000 warrants were outstanding and 8,159,000 and 7,187,000 warrants were vested, respectively.

During the six months ended March 31, 2015, the Company extended the due dates for 100,000 outstanding warrants from December 10, 2014 to March 9, 2015. Non-cash compensation expense of $3,000 was recorded for the six months ended March 31, 2015 for this extension. During the three months ended March 31, 2015, these warrants were exercised – 50,000 for cash and 50,000 pursuant to a cashless exercise.

There was no compensation expense related to outstanding warrants for the three and six months ended March 31, 2014.

10.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of March 31, 2015 and September 30, 2014, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As of March 31, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the six months ended March 31, 2015, deferred income tax assets and the corresponding valuation allowance increased by $901,000.

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

The following sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value in the balance sheet as of March 31, 2015:

Level 1 - The Company’s cash and cash equivalents are measured using level 1 inputs.

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

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as information contained elsewhere in this report, contain statements that constitute “forward-looking statements.” These statements include statements regarding the intent, belief or current expectations of us, our directors or our officers with respect to, among other things: anticipated financial or operating results, financial projections, business prospects, future product performance and other matters that are not historical facts. The success of our business operations is dependent on factors such as the impact of competitive products, product development, commercialization and technology difficulties, the results of financing efforts and the effectiveness of our marketing strategies, general competitive and economic conditions. Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, including as a result of the factors described in the “Risk Factors” section of our most recent Annual Report on Form 10-K. We do not undertake any obligation to update or revise any forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

Results of Operations

Three-months ended March 31, 2015 compared to the three-months ended March 31, 2014

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended March 31, 2015 were $493,000 compared to revenues of $16,000 for the quarter ended March 31, 2014. In the quarter ended March 31, 2015, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and -0-% were from sales of SuperVision units. In the quarter ended March 31, 2014, 100% of revenues were to the military market and -0-% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the cost of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 46% and 63% for the quarters ended March 31, 2015 and 2014, respectively. The decrease in the gross profit percentage was caused by a change in the product mix which has varying margins.

Selling, General and Administrative: Selling, general and administrative expenses increased by $1,000 to $385,000 for the quarter ended March 31, 2015 as compared to $384,000 for the quarter ended March 31, 2014.

Research & Development: Research and development expenses decreased by $36,000 to $65,000 for the quarter ended March 31, 2015 compared to $101,000 for the quarter ended March 31, 2014. The decrease is primarily attributable to lower engineering expenses in the quarter.

Other Expenses: For the quarter ended March 31, 2015 Other expenses include a derivative gain of $372,000, compared to none for quarter ended March 31, 2014. Derivative liabilities were recorded during 2014 for new three-year convertible notes totaling $343,000 that include variable conversion elements and warrant liabilities. The derivative gain for the quarter ended March 31, 2015 was caused by the decrease in the Company’s common stock price from $0.41 per share at December 31, 2014 to $0.34 per share at March 31, 2015.

Interest expense for the quarter ended March 31, 2015 was $202,000 compared to $101,000 for the quarter ended March 31, 2014. The increase is attributed to the increase in interest for additional notes payable. There was $95,000 of debt discount amortization for the quarter ended March 31, 2015. There was $20,000 of debt discount amortization for the quarter ended March 31, 2014.

Amortization of deferred financing costs was $14,000 for the quarter ended March 31, 2015. There was no amortization of deferred financing costs for the quarter ended March 31, 2014.

Net Loss: Higher revenues and the derivative gain for the quarter ended March 31, 2015 account for the net loss of $68,000 compared to the net loss of $576,000 for the quarter ended March 31, 2014.

Six months ended March 31, 2015 compared to the six months ended March 31, 2014

Revenues: Revenues for the six months ended March 31, 2015 were $961,000 compared to revenues of $79,000 for the six months ended March 31, 2014. For the six months ended March 31, 2015, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 0% were from sales of SuperVision units. For the six months ended March 31, 2014, 79% of revenues were from sales of our NightHunter products to the military market and 21% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 42% and 44% for the six months ended March 31, 2015 and 2014, respectively.

Selling, General and Administrative: Selling, general and administrative expenses decreased by $10,000 to $789,000 for the six months ended March 31, 2015 as compared to $799,000 for the six months ended March 31, 2014.

Research & Development: Research and development expenses decreased by $62,000 to $167,000 for the six months ended March 31, 2015 compared to $229,000 for the six months ended March 31, 2014. The decrease is primarily attributable to lower engineering expenses in the first six months of the fiscal year.

Other Expense: For the six months ended March 31, 2015 interest expense was $394,000 compared to $184,000 of interest expense for the six months ended March 31, 2014. The increase is attributed to the increase in interest for additional notes payable. Debt discount amortization for the six months ended March 31, 2015 and 2014 was $178,000 and $38,000, respectively.

For the six months ended March 31, 2015 Other expenses include a derivative loss of $852,000, compared to none for six months ended March 31, 2014. Derivative liabilities were recorded during 2014 for new three-year convertible notes totaling $343,000 that include variable conversion elements and warrant liabilities. The derivative loss for the six months ended March 31, 2015 was caused by the increase in the Company’s common stock price from $0.21 per share at September 30, 2014 to $0.34 per share at March 31, 2015.

Amortization of deferred financing costs was $28,000 for the six months ended March 31, 2015. There was no amortization of deferred financing costs for the six months ended March 31, 2014.

Net Loss: Higher revenues for the six month period ended March 31, 2015 offset by the derivative loss accounted for a net loss of $1,827,000 compared to a net loss of $1,179,000 for the six month months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, the Company had negative working capital of $712,000 and a current ratio of 0.54 to 1 as compared to working capital of $39,000 and a current ratio of 1.03 to 1 as of September 30, 2014.

Long term liabilities include derivative liabilities of $1,633,000 for the 2014 three-year convertible notes totaling $323,000. These notes include variable conversion elements and warrant liabilities. The notes are convertible into common stock at $0.07 per share. If the notes are converted into common stock, the derivative liabilities would be eliminated.

Significant sources of cash provided by operating activities during the first three months of the current year included a decrease in accounts receivable of $430,000 and a decrease in inventories of $87,000, offset by a decrease in accounts payable of $86,000 and a decrease in accrued expenses of $55,000. Cash used in operating activities totaled $133,000 for the six months ended March 31, 2015.

Based on the pending U.S. military and possible international orders, no additional financing will be required, but if these orders are not forthcoming, short –term financing will be required. Although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015, which is the end of the period covered by this quarterly report.

Based upon our evaluation, we also concluded that there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	Exhibits

Exhibit Number	Description

31.1	Certification of the Chairman of the Board and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial information from the Quarterly Report on Form 10-Q of Xenonics Holdings, Inc. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of March 31, 2015 and September 30, 2014; (2) Consolidated Statements of Operations for the three and six months ended March 31, 2015 and 2014; (3) Consolidated Statements of Cash Flows for six months ended March 31, 2015 and 2014; and (4) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: May 15, 2015	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board
Chief Executive Officer

Date: May 15, 2015	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer