Form 10-Q
period 2015-06-30
XENONICS HOLDINGS, INC.
filed 2015-08-19
CIK 1289550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

(760) 477-8900

(Registrant's telephone number, including area code)

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

The registrant had 26,305,368 shares of common stock outstanding as of August 3, 2015.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
Rounded to the nearest thousand, except par value	(unaudited)
Assets
Current Assets:
Cash	$47,000	$130,000
Accounts receivable	—	432,000
Inventories	543,000	701,000
Deferred financing costs, current portion	55,000	55,000
Other current assets	19,000	19,000
Total Current Assets	664,000	1,337,000
Inventories, net of current portion	367,000	444,000
Equipment, furniture and fixtures at cost, net	2,000	5,000
Deferred financing costs, less current portion, net	62,000	103,000
Other assets	21,000	20,000
Goodwill	375,000	375,000
Total Assets	$1,491,000	$2,284,000
Liabilities and Shareholders' Deficit
Current Liabilities:
Accounts payable	$587,000	$593,000
Accrued expenses	165,000	207,000
Accrued payroll and related taxes	154,000	131,000
Accrued interest	613,000	367,000
Convertible note payable, net of discount	9,000	—
Total Current Liabilities	1,528,000	1,298,000
Notes payable, net of debt discount	2,275,000	2,271,000
Derivative liabilities	1,015,000	904,000
Convertible notes payable, net of debt discount, less current portion	310,000	74,000
Total Liabilities	5,128,000	4,547,000
Contingencies (Note 13)
Shareholders' Deficit:
Preferred shares, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common shares, $0.001 par value, 50,000,000 shares authorized as of June 30, 2015 and September 30, 2014; 25,755,000 shares issued and outstanding as of June 30, 2015 and 24,976,000 as of September 30, 2014	26,000	25,000
Additional paid-in capital	27,756,000	27,561,000
Accumulated deficit	(31,419,000)	(29,849,000)
Total Shareholders' Deficit	(3,637,000)	(2,263,000)
Total Liabilities and Shareholders' Deficit	$1,491,000	$2,284,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Rounded to the nearest thousand,, except per share amounts	(unaudited)		(unaudited)
Revenues	$451,000	$257,000	$1,412,000	$337,000
Cost of goods sold	253,000	155,000	809,000	200,000
Gross profit	198,000	102,000	603,000	137,000
Selling, general and administrative	391,000	378,000	1,180,000	1,177,000
Research and development	92,000	57,000	259,000	285,000
Loss from operations	(285,000)	(333,000)	(836,000)	(1,325,000)
Other expenses:
Interest expense	(288,000)	(113,000)	(682,000)	(298,000)
Amortization of deferred financing costs	(14,000)	—	(42,000)	—
Change in fair value of derivative liabilities	844,000	—	(8,000)	—
Net income (loss) before provision for income taxes	257,000	(446,000)	(1,568,000)	(1,623,000)
Income tax provision	—	—	2,000	2,000
Net income (loss)	$257,000	$(446,000)	$(1,570,000)	$(1,625,000)
Net income (loss) per share:
Basic and fully-diluted	$0.01	$(0.02)	$(0.06)	$(0.07)
Weighted average shares outstanding:
Basic and fully-diluted	25,168,000	24,976,000	25,156,000	24,976,000

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2015	2014
Rounded to the nearest thousand	(unaudited)
Cash flows from operating activities:
Net loss	$(1,570,000)	$(1,625,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	5,000
Change in inventory reserves	77,000	—
Non-cash charge for warrant extension	3,000	—
Amortization of debt discount and non-cash interest expense on convertible notes	352,000	67,000
Amortization of deferred financing costs	42,000	—
Change in fair value of derivative liabilities	8,000	—
Changes in operating assets and liabilities:
Accounts receivable	432,000	28,000
Inventories	158,000	137,000
Other current assets	(2,000)	3,000
Accounts payable	(7,000)	312,000
Accrued expenses	(42,000)	22,000
Accrued interest	246,000	231,000
Accrued payroll and related taxes	25,000	189,000
Net cash used in operating activities	(276,000)	(631,000)
Cash flows from financing activities:
Proceeds from convertible notes payable	289,000	420,000
Payment on notes payable	(146,000)	—
Warrants exercised	50,000	—
Net cash provided by financing activities	193,000	420,000
Net decrease in cash	(83,000)	(211,000)
Cash, beginning of period	130,000	220,000
Cash, end of period	$47,000	$9,000
Supplemental cash flow information:
Cash paid during the period for income taxes	$2,000	$—
Cash paid during the period for interest	$80,000	$—
Supplemental schedule of non-cash financing activities
Convertible note conversion	$20,000	$—
Derivative expense for conversion of notes payable	$123,000	$—
The Company issued warrants to purchase shares of common stock in connection with notes payable. The fair value of the warrants was recorded as debt discount and additional paid in capital	$—	$19,000
The Company issued warrants to purchase shares of common stock as deferred financing costs in conjunction with convertible notes payable offerings	$—	$21,000
Debt discount was recorded for the beneficial conversion feature in conjunction with convertible notes payable	$—	$57,000

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Rounded in thousands)

1.	BASIS OF PRESENTATION

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

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At this time the Company has not yet received pending sufficient orders for its products to cover its operating costs and meet its obligations as they become due, which raises substantial doubt about its ability to continue as a going concern.

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

The diluted earnings per share did not include the dilutive effect, if any, from the potential exercise of stock options and warrants outstanding using the treasury stock method, because their effect would have been anti-dilutive to the loss in the period.  For the three and nine months ended June 30, 2015, the number of unvested stock options and vested warrants excluded was 10,045,000.  Also excluded were 13,729,000 shares that could be issued for convertible debt.  For the three months ended June 30, 2014, the number of unvested stock options and vested warrants excluded was 7,437,000.  There was no convertible debt as of June 30, 2014.

5.	INVENTORIES

Inventories were comprised of :

	June 30,	September 30,
	2015	2014
	(unaudited)
Raw materials	$715,000	$961,000
Work in process	59,000	50,000
Finished goods	136,000	134,000
Total	910,000	1,145,000
Less: Current portion	(543,000)	(701,000)
Long-term portion	$367,000	$444,000

6.	USE OF ESTIMATES

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

7.	NOTES PAYABLE

As of June 30, 2015 the following promissory notes were outstanding.

	June 30,	September 30,
Notes Payable	2015	2014
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	$450,000	$450,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000
Secured note payable maturing on June 23, 2017 bearing interest at 13% per annum	500,000	500,000
Secured note payable maturing on June 23, 2017, bearing interest at 18% per annum, net of debt discount of $-0-and $2,000 at June 30, 2015 and September 30, 2014, respectively	200,000	198,000
Secured note payable, maturing on June 23, 2017, bearing interest at 10% per annum, net of debt discount of $-0- and $2,000 at June 30, 2015 and September 30, 2014, respectively	50,000	48,000
Secured notes payable, maturing on June 23, 2017, bearing interest at 18% per annum	50,000	50,000
Secured notes payable, maturing on June 23, 2017, bearing interest at 13% per annum	525,000	525,000
Total long-term notes payable	$2,275,000	$2,271,000

Future payments under long-term notes payable as of June 30, 2015 are as follows:

2017	$2,275,000
Total	$2,275,000

8.	SECURED CONVERTIBLE NOTES PAYABLE

XNNH Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $638,000. The convertible promissory notes bear interest at a rate of 13% per annum and are convertible at the option of the holder into common stock of the Company at a conversion rate of $0.07 per share. Management evaluated the embedded conversion option in light of the guidance in ASC 815: Derivatives and Hedging and noted that the conversion option did not require bifurcation and derivative accounting. Management further evaluated the conversion option in light of the guidance in ASC 470: Debt and determined that a beneficial conversion feature existed and required measurement and recognition. Management valued the beneficial conversion feature at $595,000 based on the intrinsic value of the beneficial conversion feature capped at total proceeds related to the instrument. The beneficial conversion feature was recorded as a debt discount (with a corresponding credit to Additional Paid in Capital) and such discount is being amortized to interest expense using the effective interest rate method over the life of the note. As of June 30, 2015, $425,000 of the note discount remains unamortized.  The notes are due three years from issuance and expire through September 9, 2017.

Private Placement Secured Convertible Notes Payable

During the year ended September 30, 2014, the Company issued and sold secured convertible notes of the Company in an aggregate principal amount of $343,000 through a private placement offering pursuant to a Subscription Agreement. The notes bear interest at 13% per annum and are convertible at the option of the holder thereof into shares of the Company’s common stock at a conversion rate of $0.07 per share.  Additionally, the Company paid commissions of $56,000 and issued to the Placement Agent five-year warrants to purchase 922,902 shares of common stock of the Company at $0.12 per share. As of June 30, 2015, $230,000 of the note discount remains unamortized.  The notes are due three years from issuance and expire through September 9, 2017.

The Company accounted for the Warrants relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. They are marked to market for each reporting period through the consolidated statement of operations.  On the closing date, the warrant liabilities were recorded at fair value of $109,000. The value of the warrant liability as of September 30, 2014 was $151,000 and as of June 30, 2015 was $149,000. As a result of a change in the estimated fair market value of the warrant liability the Company recorded other income of $2,000 for the nine months ended June 30, 2015. Such change in the estimated fair value was primarily due to the fluctuation in the Company's common stock price.

The fair value of the warrants was determined using a path-dependent Monte Carlo simulation based on the following assumptions:  Expected term: 3.90 – 4.19 years, Risk free rate: 1.33% – 1.38%, Volatility: 123%.

The Company accounted for the Convertible Notes relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the embedded conversion feature in the notes is not indexed to the Company's stock and is not classified in stockholders' equity, they are bifurcated and recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.  On the closing date, the derivative liabilities were recorded at fair value of $547,000. The value of the derivative liability as of September 30, 2014 was $753,000 and as of June 30, 2015 was $633,000 As a result of a change in the estimated fair market value of the derivative liability the Company recorded other income of $120,000 for the nine months ended June 30, 2015. Such change in the estimated fair value was primarily due to the fluctuation in the Company's common stock price.

The fair value of the embedded derivative was determined using the Monte Carlo simulation based on the following assumptions:  Hazard rate: 31.42%; Volatility: 119% - 121%; Risk free rate: 0.650% - 0.712%.

Private Placement Convertible Notes Payable

During the quarter ended June 30, 2015, the Company issued and sold two convertible notes of the Company in an aggregate principal amount of $157,500 through a private placement offering. The notes bear interest at 12% per annum and are convertible at any time after six months from the date of the note into shares of the Company’s common stock. The conversion rate for the first note is equal to 65% of the arithmetic average of the two lowest closing bids of the Company’s common stock occurring during the 15 consecutive trading days immediately preceding the date which the holder elects to convert all or part of the note.  The conversion rate for the second note is equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.   The Company paid commissions of $14,200. As of June 30, 2015, $14,000 of the note discounts remain unamortized.  The first note is due May 21, 2017 and the second is due May 22, 2016.

The Company accounted for the Convertible Notes relating to the aforementioned Private Placement in accordance with ASC 815-10, Derivatives and Hedging. Because the embedded conversion feature in the notes is not classified in stockholders' equity, they are bifurcated and recorded as liabilities at fair value. They are marked to market each reporting period through the consolidated statement of operations.  On the closing date, the derivative liabilities were recorded at fair value of $226,000. The value of the derivative liability as of June 30, 2015 was $232,000. As a result of the change in the estimated fair market value of the derivative liability the Company recorded an additional other expense of $6,000 for the nine months ended June 30, 2015.

The fair value of the embedded derivative as of June 30, 2015 was determined using the Monte Carlo simulation based on the following assumptions:  Volatility: 104% - 118%; Risk free rate: 0.230% - 0.601%.

	June 30,	September 30,
Convertible Notes Payable	2015	2014
Private Placement Convertible Note Payable, maturing May 22, 2016, bearing interest at 12% per annum, net of debt discount of $74,000 at June 30, 2015	$9,000	—
Total short-term convertible note payable	$9,000	—

XNNH Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $425,000 and $573,000 at June 30, 2015 and September 30, 2014, respectively	$213,000	$65,000
Private Placement Secured Convertible Notes Payable, maturing through September, 2017, bearing interest at 13% per annum, net of debt discount of $230,000 and $334,000 at June 30, 2015 and September 30, 2014, respectively	93,000	9,000
Private Placement Convertible Note Payable, maturing May 21, 2017, bearing interest at 12% per annum, net of debt discount of $71,000 at June 30, 2015	4,000	—
Total long-term convertible notes payable	$310,000	$74,000

Future payments under secured convertible notes payable as of June 30, 2015 are as follows:

2016	$83,000
2017	1,036,000
Total	$1,119,000

9.	STOCK BASED COMPENSATION

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes valuation model. There were no options granted during the three months ended June 30, 2015 and 2014.

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

A summary of the Company’s stock option activity as of June 30, 2015, and changes during the nine months then ended is presented below:

	Stock Options	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value *
Outstanding at October 1, 2014	2,315,000	$0.18	3.44
Granted	—	—
Exercised	—	—
Forfeited, Expired or Cancelled	—	—
Outstanding at June 30, 2015	2,315,000	$0.18	2.70	$23,000
Exercisable at June 30, 2015	—	—	—	$—	*

* The aggregate intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $0.19 at June 30, 2015.

None of the outstanding stock options were vested as of June 30, 2015.

There was no compensation expense related to outstanding options for the three and nine months ended June 30, 2015 and 2014.

Stock warrants – The Company recognizes the value of stock warrants issued based upon an option-pricing model at their fair value as an expense over the period in which the grants vest from the measurement date, which is the date when the number of warrants, their exercise price and other terms became certain.

At June 30, 2015 and 2014, 7,730,000 and 7,437,000 warrants were outstanding and 7,730,000 and 7,437,000 warrants were vested, respectively.

During the nine months ended June 30, 2015, the Company extended the due dates for 100,000 outstanding warrants from December 10, 2014 to March 9, 2015. Non-cash compensation expense of $3,000 was recorded for the nine months ended June 30, 2015 for this extension.  During the nine months ended June 30, 2015, these warrants were exercised – 50,000 for cash and 50,000 pursuant to a cashless exercise.

There was no compensation expense related to outstanding warrants for the three and nine months ended June 30, 2014.

10.	INCOME TAXES

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As of June 30, 2015 and September 30, 2014, the Company does not have a liability for unrecognized tax benefits.   The Company concluded that at this time there are no uncertain tax positions.  As of June 30, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  For the nine months ended June 30, 2015, deferred income tax assets and the corresponding valuation allowance increased by $763,000.

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

The following sets forth by level, within the fair value hierarchy, the Company’s assets and liabilities measured at fair value in the balance sheet as of June 30, 2015:

Level 1 - The Company’s cash and cash equivalents are measured using level 1 inputs.

Level 2 - The Company's embedded derivative liabilities and warrant liabilities are measured on a recurring basis using Level 2 inputs.

Level 3 - The Company has no Level 3 measurements.

The Company's embedded derivative liabilities are re-measured to fair value as of each reporting date until the notes are converted or paid off. See Note 8 above for more information about these liabilities and the inputs used for calculating fair value.

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

Results of Operations

Three-months ended June 30, 2015 compared to the three-months ended June 30, 2014.

We operate in the security lighting systems and night vision industries, and the majority of our revenues are derived from sales of our illumination products and our SuperVision night vision product to various customers.

Revenues: Revenues for the quarter ended June 30, 2015 were $451,000 compared to revenues of $257,000 for the quarter ended June 30, 2014. In the quarter ended June 30, 2015, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and -0-% were from sales of SuperVision units.  In the quarter ended June 30, 2014, 100% of revenues were to the military market and -0-% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the cost of manufacturing our NightHunter products.

The gross profit percentages were 44% and 40% for the quarters ended June 30, 2015 and 2014, respectively. The increase in the gross profit percentage was caused by a change in the product mix which has varying margins.

Selling, General and Administrative: Selling, general and administrative expenses increased by $13,000 to $391,000 for the quarter ended June 30, 2015 as compared to $378,000 for the quarter ended June 30, 2014.

Research & Development: Research and development expenses increased by $35,000 to $92,000 for the quarter ended June 30, 2015 compared to $57,000 for the quarter ended June 30, 2014. The increase is primarily attributable to higher compensation costs in the quarter.

Other Expenses: For the quarter ended June 30, 2015 Other expenses include a derivative gain of $844,000, compared to none for quarter ended June 30, 2014. Derivative liabilities were recorded during 2014 for three-year convertible notes totaling $343,000 that include variable conversion elements and warrant liabilities.  Derivative liabilities were also recorded for the two convertible notes issued and sold during the quarter ended June 30, 2015. The derivative gain for the quarter ended June 30, 2015 was caused by the decrease in the Company’s common stock price from $0.34 per share at March 31, 2015 to $0.19 per share at June 30, 2015 offset by the additional liabilities for the convertible notes issued during the quarter ended June 30, 2015.

Interest expense for the quarter ended June 30, 2015 was $288,000 compared to $113,000 for the quarter ended June 30, 2014. The increase is attributed to the increase in interest for additional notes payable, including $84,000 of immediate interest charges for the two new convertible notes payable. There was $91,000 of debt discount amortization for the quarter ended June 30, 2015. There was $19,000 of debt discount amortization for the quarter ended June 30, 2014.

Amortization of deferred financing costs was $14,000 for the quarter ended June 30, 2015. There was no amortization of deferred financing costs for the quarter ended June 30, 2014.

Net Income: Higher revenues and the derivative gain for the quarter ended June 30, 2015 account for the net income of $257,000 compared to the net loss of $446,000 for the quarter ended June 30, 2014.

Nine months ended June 30, 2015 compared to the nine months ended June 30, 2014

Revenues: Revenues for the nine months ended June 30, 2015 were $1,412,000 compared to revenues of $337,000 for the nine months ended June 30, 2014. For the nine months ended June 30, 2015, 100% of revenues were from sales of our NightHunter products to the military (U.S. Army, U.S. Marines and military distributors) and 0% were from sales of SuperVision units.  For the nine months ended June 30, 2014, 95% of revenues were from sales of our NightHunter products to the military market and 5% were from sales of SuperVision units.

Cost of Goods and Gross Profit: Cost of goods consists of the costs of manufacturing our NightHunter and SuperVision products.

The gross profit percentages were 43% and 41% for the nine months ended June 30, 2015 and 2014, respectively.

Selling, General and Administrative: Selling, general and administrative expenses increased by $3,000 to $1,180,000 for the nine months ended June 30, 2015 as compared to $1,177,000 for the nine months ended June 30, 2014.

Research & Development: Research and development expenses decreased by $26,000 to $259,000 for the nine months ended June 30, 2015 compared to $285,000 for the nine months ended June 30, 2014. The decrease is primarily attributable to lower outside engineering expenses offset by higher compensation costs in the first nine months of the fiscal year.

Other Expense: For the nine months ended June 30, 2015 interest expense was $682,000 compared to $298,000 of interest expense for the nine months ended June 30, 2014. The increase is attributed to the increase in interest for additional notes payable. Debt discount amortization for the nine months ended June 30, 2015 and 2014 was $256,000 and $67,000, respectively.

For the nine months ended June 30, 2015 Other expenses include a derivative loss of $8,000, compared to none for nine months ended June 30, 2014. Derivative liabilities were recorded during 2014 for three-year convertible notes totaling $343,000 that include variable conversion elements and warrant liabilities.  The derivative loss for the nine months ended June 30, 2015 was caused by an increase in the derivative liability for the two convertible notes issued and sold during the quarter ended June 30, 2015 offset by a decrease in the valuation for the 2014 convertible notes and warrants, which was caused by the decrease in the Company’s common stock price from $0.21 per share at September 30, 2014 to $0.19 per share at June 30, 2015.

Amortization of deferred financing costs was $42,000 for the nine months ended June 30, 2015. There was no amortization of deferred financing costs for the nine months ended June 30, 2014.

Net Loss: Higher revenues and gross profit for the nine month period ended June 30, 2015 were offset by higher interest expenses and the derivative loss to account for a net loss of $1,570,000 compared to a net loss of $1,625,000 for the nine month months ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, the Company had negative working capital of $864,000 and a current ratio of 0.43 to 1 as compared to working capital of $39,000 and a current ratio of 1.03 to 1 as of September 30, 2014.

Long term liabilities include derivative liabilities of $783,000 for the 2014 three-year convertible notes totaling $323,000.  These notes include variable conversion elements and warrant liabilities.  The notes are convertible into common stock at $0.07 per share.  If the notes are converted into common stock, the derivative liabilities would be eliminated.

Long term liabilities also include derivative liabilities of $232,000 for two convertible notes issued in May 2015 totaling $157,500.  These notes include variable conversion elements.  The conversion rate for the first note is equal to 65% of the arithmetic average of the two lowest closing bids of the Company’s common stock occurring the 15 consecutive trading days immediately preceding the date which the holder elects to convert all or part of the note.  The conversion rate for the second note is equal to 65% of the lowest trading price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.  If the notes are converted into common stock, the derivative liabilities would be eliminated.

Significant sources of cash used in operating activities during the first nine months of the current year included a decrease in accounts receivable of $432,000 and a decrease in inventories of $158,000, offset by a decrease in accounts payable of $7,000 and a decrease in accrued expenses of $42,000. Cash used in operating activities totaled $276,000 for the nine months ended June 30, 2015.

Based on the pending U.S. military and possible international orders, no additional financing will be required, but if these orders are not forthcoming, short –term financing will be required. Although management believes it can obtain additional financing, there is no certainty that it can.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable

ITEM 4. Controls and Procedures

The Company’s management conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness as of the end of the period covered by this quarterly report of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).   Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015, which is the end of the period covered by this quarterly report.

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

101

The following financial information from the Quarterly Report on Form 10-Q of Xenonics Holdings, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language):  (1) Consolidated Balance Sheets as of June 30, 2015 and September 30, 2014; (2) Consolidated Statements of Operations for the three and nine months ended June 30, 2015 and 2014; (3) Consolidated Statements of Cash Flows for nine months ended June 30, 2015 and 2014; and (4) Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XENONICS HOLDINGS, INC.

Date: August 19, 2015	By:	/s/ Alan P. Magerman
Alan P. Magerman
Chairman of the Board
Chief Executive Officer

Date: August 19, 2015	By:	/s/ Richard S. Kay
Richard S. Kay
Chief Financial Officer